Form 10-Q
period 2011-06-30
City Media, Inc.
filed 2011-08-05
CIK 1508594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 333-171488

CITY MEDIA, INC.
(Exact Name of Registrant as specified in its charter)

Utah	26-1805170
(State or other jurisdiction of incorporation)	(I.R.S. Employer I.D. No.)

4685 S. Highland Drive, Suite 202
Salt Lake City, UT  84117
(Address of Principal Executive Office)

(801) 278-9424
(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [X]   No [  ]  (The Registrant does not maintain a website.)

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 5, 2011
Common Capital Voting Stock, $0.001 par value per share	8,968,000 shares

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

June 30, 2011
C O N T E N T S

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6

CITY MEDIA, INC.
Condensed Consolidated Balance Sheets
June 30, 2011 and September 30, 2010

	6/30/2011	9/30/2010
	(Unaudited)
ASSETS

Current Assets:
Cash	$4,573	$6,551
Accounts Receivable	5,880	3,527
Total Current Assets	10,453	10,078
Restricted Cash	40,000	40,000
Property plant & equipment net of accumulated depreciation
of $8,941 and $5,227, respectively	17,637	22,524
Intangible Assets	43,485	43,485

TOTAL ASSETS	$111,575	$116,087

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Related Party Accounts Payable	$1,400	$1,400
Accounts Payable	833	116
Total Accounts Payable	2,233	1,516
Other Current Liabilities:
Related Party Loans	17,001	-
Total Other Current Liabilities	17,001	-

Total Current Liabilities	19,234	1,516
Non Current Liabilities
Notes payable to related parties	40,000	40,000
Total Liabilities	59,234	41,516

Stockholders' Equity
Preferred Stock 10,000,000 shares authorized having a
par value of $.001 per share; with no shares issued and
outstanding as of June 30, 2011 and September 30, 2010,
respectively	-	-
Common Stock 90,000,000 shares authorized having a
par value of $.001 per share; 8,968,000 shares issued and
outstanding as of June 30, 2011 and September 30, 2010,
respectively	8,968	8,968
Additional Paid-in Capital	83,876	83,875
Accumulated Deficit	(40,503)	(18,272)
Total Stockholders' Equity	52,341	74,571

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$111,575	$116,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended June 30, 2011 and 2010
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenues
Revenues from transaction fees	$7,744	$8,432	$26,095	$27,654
Revenues from equipment rental	1,500	-	4,500	-
Total Revenues	9,244	8,432	30,595	27,654

Operating Expenses
General and Administrative	7,185	2,878	35,339	8,634
Depreciation	1,611	542	4,887	1,653
Impairment of Intangible Assets	-	-	-	5,054
Loss on disposition of assets	-	-	-	1,500
Service, related party	3,000	3,000	9,000	9,000
Total Operating Expense	11,796	6,420	49,226	25,841
Operating Income (Loss)	(2,552)	2,012	(18,631)	1,813
Interest Expense, related party	(1,200)	(1,200)	(3,600)	(3,600)
Net Income (Loss)	$(3,752)	$812	$(22,231)	$(1,787)
Earnings (Loss) per Common Share - Basic	$(0.01)	$-	$(0.01)	$(0.01)
Earnings (Loss) per Common Share - Diluted	$(0.01)	$-	$(0.01)	$(0.01)
Weighted Average Shares Outstanding - Basic	8,968,000	5,250,000	8,968,000	5,250,000
Weighted Average Shares Outstanding - Diluted	8,968,000	7,750,000	8,968,000	5,250,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2011 and 2010
(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2011	2010

Cash Flows From Operating Activities
Net Income (Loss)	$(22,231)	$(1,787)
Adjustments to reconcile net loss to net cash
from operating activities:
Note Receivable	-	(6,815)
Interest Accrual on Notes Receivable	-	(169)
Depreciation	4,887	2,467
Impairment of Intangible Assets	-	5,054
(Increase)/Decrease in accounts receivable	(2,352)	681
Increase/(Decrease) in accounts payable	717	(1,400)
Net Cash from Operating Activities	(18,979)	(1,969)

Cash Flows from Financing Activities
Increase/(Decrease) in Related Party Loan	17,001	-
Net Cash From Financing Activities	17,001	-

Net Increase/(Decrease) in Cash	(1,978)	(1,969)
Beginning Cash Balance	6,551	9,785
Ending Cash Balance	$4,573	$7,816

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$3,600	$3,600
Cash paid during the period for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2011

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 25, 2011 Registration Statement.  The results of operations for the three and nine month periods ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In December 2010, the FASB issued authoritative guidance which modifies the requirements of step one of the goodwill impairment test for reporting units with zero or negative carrying amounts.  This guidance modifies step one so that for those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 – EQUIPMENT RENTAL AGREEMENT

The Company leases to a third party a truck and various trailer mounted pressure washer equipment at a rate of $500 per month.  The term of the lease agreement is 36 months, commencing on September 24, 2010.

NOTE 4 – RELATED PARTY TRANSACTIONS / SERVICE AGREEMENT

The Company has a Service Agreement with Wasatch ATM, a Utah limited liability corporation owned and managed by a Company stockholder.  The agreement provides for Wasatch to provide all maintenance, repair and service work along with distribution of vault cash.  Wasatch is compensated at a set rate of $1,000 per month. The agreement is for thirty-six months and provides for an additional one-time $500 payable upon the placement of each additional ATM and an allowance of $500 per quarter for expenses.  As of June 30, 2011 and September 30, 2010, $1,000 was due to this party which is included in the “Related Party Accounts Payable” line item.

NOTE 5 - RELATED PARTY TRANSACTIONS / LONG-TERM DEBT

On May 28, 2008, the Company issued promissory notes to two executive officers in consideration for cash of $40,000 to be utilized for the express purpose of vault cash.  The terms require monthly interest payments at the rate of 1% per month of the outstanding principal balances.  The Company is required to maintain a collateral balance of all vault and depository accounts totaling no less than face value of the notes. No principal payments are currently required and none have been made as of June 30, 2011.  The notes have been extended to May of 2013 and may be paid off earlier without penalty.   The total interest paid on the notes for the three months ended June 30, 2011 was $1,200 compared to $1,200 for the three months ended June 30, 2010.  The Notes are only convertible to equity, pro-rata with the last equity issuance by the Company at the election of the holder, in the event of default.  As of June 30, 2011 and September 30, 2010, $400 is payable for interest incurred during the last month of each fiscal quarter.

During the nine months ended June 30, 2011, the Company borrowed $17,001 from officers, directors, and affiliates to pay operating expenses.  The loan is non-interest bearing, unsecured and payable on demand. The balance of the loan as of June 30, 2011 is $17,001.

The Company utilizes office and storage space of its executive officers, for which no incremental costs are incurred.  No monetary value has been placed on this, nor have any accruals or payments been made.  Additionally, the Company has no employees who are not executive officers.  There are no amounts due to or from these parties as of the balance sheet date.

NOTE 6 – STOCKHOLDERS’ EQUITY

On or about September 24, 2010, the Company acquired Charta Systems, Inc. (“Charta”) for five million two hundred fifty thousand (5,250,000) shares of the Company’s common stock.  Following the acquisition of the shares, Charta became a wholly owned subsidiary of the Company.  Accordingly, the Company approved an amendment to the Company’s Articles of Incorporation.  In addition to other items set forth in the restated and amended Articles, the Company increased the authorized shares to one hundred million (100,000,000) shares, par value $0.001 per share, with ninety million (90,000,000) shares designated as common stock and ten million (10,000,000) shares designated as preferred stock.  There are no preferred shares issued or outstanding and 8,968,000 shares of common stock are outstanding as of the balance sheet date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operations

Our primary focus for 2011-2012 is the continued placing, managing, and servicing of ATM machines for public utilization along the Wasatch Front in the State of Utah.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

During the three months ended June 30, 2011, we recognized $9,244 in revenues.  During the three months ended June 30, 2010, we recognized $8,432 in revenues.  City Media receives transaction or surcharge fees from its processing agent on a monthly basis along with interchange fees.  Such fees make up City Media’s revenue.  The liquidity of City Media has been primarily impacted by professional fees.

We had a net loss for the three months ended June 30, 2011, of $3,752 and a net income of $812 for the three months ended June 30, 2010.  Part of the loss for 2011 was the result of increased expenses related to professional services in preparation of our S-1.  As we expand our operations, we are hopeful our revenues should start to increase.  We will need additional capital to expand operations and anticipate seeking equity capital in 2012.

Additionally, as our business operations are only beginning, it is difficult to predict our ability to generate sufficient revenue to generate positive cash flows.  Currently our biggest expenses are related to general and administrative costs which were $7,185 for the three months ended June 30, 2011 and $2,878 for the three months ended June 30, 2010.  Our service fee to maintain ATM cash levels and operating functionality is $1,000 a month.  We would anticipate these fees rising in the future as we deploy more machines.  Currently, we are averaging about $3,600 a year off of each machine in revenue.  As we increase the number of machines, we are hopeful we can move into better locations and multiple locations owned by the same landlord. This will allow us to increase the revenue generated by each machine.  Presently an ATM machine costs approximately $1,700 to purchase.  We have one machine that still needs to be deployed and would like to add additional machines this year.  The ability to add additional machines is dependent on obtaining additional capital for which there can be no assurance.  We believe if we could deploy our remaining machine we purchased, we would be at a break even or slightly profitable stage in 2012.

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010

During the nine months ended June 30, 2011, we recognized $30,595 in revenues.  During the nine months ended June 30, 2010, we recognized $27,654 in revenues.

We had a net loss for the nine months ended June 30, 2011, of $22,231 and $1,787 for the nine months ended June 30, 2010.  Part of the loss for 2011 was the result of increased expenses related to professional services in preparation of our S-1.

General and administrative costs were $35,339 for the nine months ended June 30, 2011 and $8,634 for the nine months ended June 30, 2010.  The increase in general and administrative costs was a result of increased expenses related to professional services in preparation of our S-1.

Liquidity and Capital Requirements

Our principal liquidity through June 30, 2011, came from the original capital investment of our founding stockholders of approximately $80,000 paid in capital from Charta’s shareholders and $60,000 pursuant to City Media’s offering.  The Company has maintained compliance with this liquidity provision for the nine months ended June 30, 2011 and 2010.  As of June 30, 2011, we had a working capital deficit of $8,781 compared to working capital at June 30, 2010 of $16,988.  Given our current losses of approximately $22,231 for the nine months ended June 30, 2011, we will need to raise additional capital to execute on our business plan.  We hope to raise additional equity capital through the sale of shares of our stock but have not approached any potential investors about investing.  We believe if we are able to expand our operations by deploying additional machines, we will be able to obtain profitability and be able to expand.  However, any expansion will depend on our ability to raise the capital to purchase the machines and fund the “vault” cash for such machines.  We have relied on loans and equity investments by our management to fund shortfalls in the past and believe they will continue to provide such additional capital in the near term.  There are no agreements with management to provide such capital and our long term plans require us to raise the additional capital from third party investors.

We have not identified any additional sources of capital nor do we expect to unless this registration statement and a listing are obtained in the future which the outcome is uncertain.

Off-balance Sheet Arrangements

Neither City Media nor its wholly-owned subsidiary have had any off balance sheet arrangements from their respective periods to the date hereof.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the President and Secretary, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our President and Treasurer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our President and Treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding.  To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours or owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

Item 6. Exhibits

Exhibit No.	Identification of Exhibit

31.1	Certification of Thomas J. Howells Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Kelly Trimble Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Thomas J. Howells pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

Exhibit No. (continued)	Identification of Exhibit (continued)

101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY MEDIA, INC.
(Issuer)

Date:	August 5, 2011	By:	/s/ Thomas J. Howells
Thomas J. Howells President and Director Chief Executive Officer, Principal Financial Officer

Date:	August 5, 2011	By:	/s/ Kelly Trimble
Kelly Trimble Secretary/Treasurer and Director