Form 10-K
period 2011-09-30
City Media, Inc.
filed 2011-12-19
CIK 1508594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended September 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 333-171488

CITY MEDIA, INC.
(Exact Name of Registrant as specified in its charter)

Utah	26-1805170
(State or other jurisdiction of incorporation)	(I.R.S. Employer I.D. No.)

4685 S. Highland Drive, Suite 202, Salt Lake City, UT  84117
(Address of Principal Executive Office)

(801) 278-9424
(Registrant’s Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark if the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [X] No [  ] (The Registrant does not have a corporate Web site.)

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer	[ ]	Non-accelerated filer	[ ]	Accelerated filed	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter: Not applicable.

Applicable only to Registrants involved in Bankruptcy Proceedings during the preceding Five Years

Not applicable.

Outstanding Shares

As of December 19, 2011, the Registrant had 8,968,000 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “City Media,” “City,” “Charta” (as defined below), the “Company,” “we,” “us,” “our” and words of similar import) refer to City Media, Inc., the Registrant.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the endeavors in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships, among others.

PART I

ITEM 1.  BUSINESS

Business Development

City Media, Inc. (the “Company”) was incorporated in the state of Utah in April, 2005.  On or about September 24, 2010, the Company acquired Charta Systems, Inc. (“Charta”) for five million two hundred fifty thousand (5,250,000) shares of the Company’s common stock.  Following the acquisition of the shares, Charta became a wholly owned subsidiary of the Company operating under the name Charta Systems, Inc.  The acquisition was accounted for as a reverse merger and Charta is considered to be the accounting acquirer due to the following factors: (1) Charta’s stockholders received the larger share of the voting rights in the merger; (2) Charta received the majority of the members of the Board of Directors; and (3) Charta’s senior management prior to the merger dominated the senior management of the combined company.  Therefore, the historical financial information presented is that of Charta.  As part of the acquisition of Charta shareholder’s approved an amendment to our Articles of Incorporation which, among other items, increased the authorized shares to one hundred million (100,000,000) shares, par value $0.001 per share, with ninety million (90,000,000) shares designated as common stock and ten million (10,000,000) shares designated as preferred stock.  There are no preferred shares issued or outstanding and 8,968,000 shares of common stock are outstanding as of the balance sheet date.

The Company’s operations at inception were in the outdoor mobile advertising market primary focusing on mobile advertising on the sides and backs of commercial trucks. The company attempted to procure additional clientele through offering washing services to such target market and other high customer traffic areas for small and medium sized businesses. The vehicle and mobile wash equipment was rented to a former Officer, Craig Miller, at a rate of $500 per month.   In September of 2010 the Company acquired Charta Systems, Inc. Charta Systems has owned and operated non-financial institution cash dispensing only ATM’s (automatic teller machines) since May of 2008. The machines are placed in hotels, stores, bowling alleys, and other high customer traffic areas for small and medium sized businesses. The Company charges transaction fees on each ATM cash dispensing transaction at various rates as determined by location. The Company currently has thirteen ATM’s in operation and owns an additional ATM machine that is currently pending placement and is seeking to acquire additional machines as favorable new locations become available.

Charta Systems, Inc. merged with City Media in order to obtain efficiencies in cross marketing to similar target markets focused on high traffic consumer locations.  Additionally, the management of Charta held shares of City Media along with having outstanding notes payable from City whereby the economic value of these interests could be best maximized from a shareholder value through the business combination.  The acquisition provided for the consolidation of operational expenses and the addition of a shareholder base, registration rights, and the potential yielding of access to future capital.

Description of Business

City Media focuses on placing ATMs that we own and operate in third-party owned high-traffic commercial areas.  We maintain all basic level maintenance and serviceability requirements.  We primarily operate along the Wasatch Front in Salt Lake City, Utah.  We believe that there are economies of scale that will help us achieve a higher rate of ATM deployment and possibly position us for consolidation in a very fragmented environment.  Our intent is to expand through the purchase of new ATM’s that are currently operating and through the addition of new ATM locations.

Principal Products or Services and Their Markets

Markets

City Media services and operates retail location ATM’s along the Wasatch Front in Salt Lake City, Utah.  We believe the deployment of quality ATMs presented in an appealing manner, along with dependability for the repeat customer, are simple but effective tools.  Utilization of attractive wooden enclosures and the avoidance of monogrammed or ornate self-advertisements appeal to the end user and sustain longer term relationships with the proprietor of the location.  Ultimately, ATMs provide a simple utilitarian function of dispensing cash to customers.  Prominently displayed signage and machines, convenient hours and easy access in areas not congested with independent competitors or financial intuitions are ideal.

When securing a retail location for an ATM, the proprietor is typically concerned with space utilization and how to increase sales and reduce credit-card fees.

Products

We are an independent owner operator of non-financial institution cash-dispensing only Automated Teller Machines (“ATM’s) at third-party owned retail and commercial locations for the benefit of the proprietor and customers seeking access to their cash through credit and debit cards.  We generate revenue through transaction or surcharge fees along with collecting interchange fees from processors.  Transaction or surcharge fees are determined by us in cooperation with the proprietor of the location and may or may not be split.  Interchange fees paid by the issuing card company may be paid to the processor and split with us, though this is not a guaranteed revenue stream like the surcharge fee.

Objectives

We service and operate 13 retail location ATMs in Salt Lake City and Heber City, Utah.  We are seeking to gain additional market share by increasing the number of machines placed in retail locations and improving the quality of our equipment in order to maintain repeat customers.

Targets

City Media currently targets new locations and customers along the Wasatch Front in Salt Lake City, Utah, who seek the convenience of obtaining cash through the use of their credit or debit cards and are willing to pay a fee for the convenience.

Distribution Methods of the Products or Services

Our services are distributed through our 13 cash machines at various locations primarily at small business locations around the Salt Lake City and Heber Utah areas.

Status of any Publicly Announced New Product or Service

We do not anticipate any new products or services in the near future and will focus, instead, on adding additional machines.

Competitive Business Conditions and Smaller Reporting Company’s Competitive Position in the Industry and Methods of Competition

The ATM industry is highly competitive and fragmented whereby 50% to 66% of ATMs are owned by independent operators.  The 2010 Federal Reserve Systems Payments Study concluded that the annual growth rate of ATM cash withdrawals from 2006 to 2009 was 0.8 percent with debit card transactions growing 14.8% and prepaid transactions growing 21.5% for the same three-year period.  Although banks and financial institutions have a large portion of the market, since we focus on smaller areas, we do not compete as directly with financial institutions as we do with other independent operators.  Most financial institutions maintain their machines only at very high traffic areas or on the site of their existing branches.  Within the Salt Lake area we are a very small operator and do not have the name recognition of approximately three established competitors. We have not made any bids into the large foot traffic areas occupied by our established competitors and believe that there is opportunity in the smaller retail areas that are not inundated with high ATM densities.

Sources and Availability of Raw Materials and Names of Principal Suppliers

We conduct standard operations with financial institutions and processing companies that have no unique characteristics that could not easily be obtained.

Dependence on One or a Few Major Customers

We have deployed our ATMs to 13 different ATM locations that are privately owned and independent of one another so we are not dependent on any one location.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We do not have or foresee any patents, trademarks, licenses, franchises or labor contracts.

Though we do not have royalty agreements the Company does have contracts to share transaction fees with some of its locations in exchange for having ATMs on their premises and others are simple non-binding month to month agreements that can be cancelled whereby our machines are removed at the discretion of the location.  Such agreements may be considered a royalty payment.

Additionally, the Company has a processing agreement with National Link Inc. of San Dimas, CA to process the transactions on all the machines along with processing support from RBS Worldpay. National Link is paid an interchange fee from national and international banks and financial institutions that pay them for processing the transactions of their individual customers through the Company’s machines. This agreement can be terminated at any time by National Link with or without cause at their discretion; however there are numerous other processing companies the Company could easily engage to process its transactions.

Need for any Governmental Approval of Principal Products or Services

We know of no required governmental or regulatory approval of our principal products or services in our current markets; however, there can be no assurances that new regulations will not be enacted which would create additional requirements on our ability to deploy ATM machines or the fees we are able to charge.

Effect of Existing or Probable Governmental Regulations on the Business

The Company does not anticipate that government regulations will have a material effect on the business at this time.

Research and Development Costs During the Last Two Fiscal Years

We are not currently engaged in any research and development.

Cost and Effects of Compliance with Environmental Laws

We have no known costs, and none are anticipated, from environmental laws, rules and regulations.

Number of Total Employees and Number of Full Time Employees

As of September 30, 2011, we employed no employees, except our executive officers that receive no salaries.  Also, the Chief Operations Officer of our wholly-owned subsidiary, Calvin Jones, is the principal of Wasatch ATM, LLC that we currently have an ATM servicing contract with and pay $1,400 per month.

Additional Information

You may read and copy any materials that we file with the Securities Exchange Commission at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports or registration statements that we have previously filed electronically with the Securities Exchange Commission at its Internet site at www.sec.gov.  Please call the Securities Exchange Commission at 1-202-551-8090 for further information on this or other Public Reference Rooms.  Our filed reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-5219.

ITEM 1A.  RISK FACTORS

We are a start-up company with limited operating history, limited revenue and have to rely on our ability to raise capital to fund operations and there can be no assurance we will ever reach profitability or be able to continue to raise capital to fund operations.

With the merger with Charta and our focus on Charta’s business operations and plan, we have limited operating history on which to make an investment decision. Accordingly, City Media’s business strategy may not be successful. Failure to implement the business strategy could materially adversely affect our business, financial condition and results of operations. Through September 30, 2011, City Media’s business has not shown a profit in operations and has generated limited revenue.  Additionally, we have very limited resources and we continue to lose money.  There can be no assurance we will achieve or attain profitability or be able to raise sufficient capital to stay in business. If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.

We need substantial additional capital to grow and fund our planned business and business strategy and the failure to raise such capital will have a material adverse effect on our business and growth opportunities.

Without significant funding, we may not be able to execute on our business plan and if operational or unexpected expenses arise we may be forced to cease operations.  At this time, there can be no assurance we will be able to obtain the funding we need to expand and even if we obtain such funding that it will be on terms and conditions favorable to us and our existing stockholders.  Without funding we will not be able to proceed with planned expansion and our long term success will be doubtful.

We could lose all of some of our locations where we maintain machines which would have a material adverse effect on our business.

The duration and enforceability of contracts with individual locations varies and is subject to a high rate of turnover in their respective management and/or ownership that could affect us adversely. Most location contracts are expensive and difficult to enforce even when they are in place.  Currently, we have thirteen locations and are searching for additional locations to deploy ATM machines.  The completion for the best locations or those locations with heavy foot traffic is very competitive and the loss of any of our current locations would be difficult to replace.  Given we are not profitable having any ATMs not deployed hurts our ability to stay in business and further reduces our limited capital creating serious questions ability our ability to remain in operations.

ITEM 2:  PROPERTIES

We presently utilize the office space of our President, Thomas Howells, and Travis Jenson, a director, at no cost, located at 4685 S. Highland Drive #202, Salt Lake City, Utah 84117.  The cost for the use of the office space and telephone is minimal.  Pursuant to our agreement with Wasatch ATM, LLC, we utilize, at no costs, space provided by Calvin Jones, a stockholder and an officer of Charta for non-deployed ATM’s.  The cost for the use of this space is minimal.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours or owner of record or beneficially of more than 5% of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4:  (REMOVED AND RESERVED)

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of September 30, 2011, our common stock is not listed for quotations on any of the Financial Industry Regulatory Authority, Inc. or “FINRA,” boards.  We may, however, look to submit a 15c2-11 in the future.

Holders

We currently have 66 shareholders.

Dividends

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. Charta Systems, Inc. issued a return of paid-in-capital totaling $3,600 during the year ended December 31, 2008; however, our future dividend policy cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation or similar plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales

We did not issue any unregistered securities during the fiscal years ended September 30, 2011, and 2010.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended September 30, 2011, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

We have not made any purchases of our outstanding equity securities; nor have any purchases of our equity securities been made by any person who may be deemed to have been one of our “affiliates.”

ITEM 6:  SELECTED FINANCIAL DATA

For the year ended September 30, 2011, the Company had cash and cash equivalents of $4,123 and working capital of $3,668.  At September 30, 2010, the Company had cash and cash equivalents of $6,551 and working capital of $8,562.

The following table shows selected summarized financial data for the Company.  The data should be read in conjunction with the financial statements and notes included in this annual report.

STATEMENT OF OPERATIONS DATA:

City Media, Inc.:
	For the Year Ended September 30, 2011	For the Short Year Ended September 30, 2010
Revenues	$34,159	$29,152
Operating Expenses	57,906	31,985
Net Income (Loss)	(28,360)	(6,433)
Basic Income (Loss) per Share	(0.01)	(0.01)
Weighted Average Number of Shares Outstanding	8,968,000	5,331,714
BALANCE SHEET DATA:
	September 30, 2011	September 30, 2010
Total Current Assets	$6,269	$10,078
Total Assets	65,813	116,087
Total Current Liabilities	2,601	1,516
Working Capital	3,668	8,562
Stockholders’ Equity	46,211	74,571

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect Guide’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

Our primary focus for 2011-2012 is the increased placement of ATM machines for public use along the Wasatch Front in the State of Utah.  We believe that over the next two (2) years our operations will be able to sustain positive cash flows provided we can increase the number of ATMs in operation.  During the fiscal year ended September 30, 2011, we added three new machine locations to our total, making 13 machines currently in operation.  As we continue looking for locations to place our machines, and as our machines are deployed, we believe we will be at break even or able to make a slight profit by the summer of 2012.  Each machine added thereafter should move us toward seeing a positive cash flow.  With each ATM machine costing $1,700, we will need to raise approximately $8,500 to add the five machines planned for 2012, with an additional approximate $25,000 for vault cash and installation costs for a total of $33,500.  Given our current lack of liquidity and the current difficulty in obtaining debt from traditional banking sources, we will focus future fund raising on the sale of our equity securities.  There can be no assurance that we will be successful at raising additional capital and without additional capital, we will not be able to expand operations and reach long term profitability.

Liquidity and Capital Resources

We had $4,123 cash or cash equivalents on hand as of September 30, 2011. During the year ended September 30, 2011, we received $17,001 from certain shareholders to cover expenses during the year.  On December 6, 2011 the Company signed convertible promissory notes with certain shareholders resulting in the conversion of $17,001 of accounts payable to long-term notes payable.  In addition, the notes provided for additional liquidity resources in the amount of $36,000, with $18,999 available to be used at the Company’s discretion.  As of September 30, 2011 and until the notes are converted, the loan from certain shareholders is non-interest bearing and payable upon demand.

The Company has accumulated operating losses of $46,632.  Currently, management’s plans include placing more ATMs in retail locations in order to improve our cash flows.  The Company has an availability of funds sufficient for the next 12 months.

Results of Operations

Revenue for the fiscal years ended September 30, 2011, and 2010, were $34,159 and $29,152, respectively, an increase of $5,007. The increase in revenue was a result of placing additional machines along the Wasatch Front in the Salt Lake City, Utah, area.  We believe further additions of our ATMs in local retail operations will continue to increase the Company’s overall revenue.

During the year ended September 30, 2011, we had a net loss of $28,360, resulting from operations.  During the short year ending September 30, 2010, we had a net loss of $6,433, also resulting from operations. The increase in our net loss from September 30, 2010, to September 30, 2011, was due to increased general and administrative expenses and the costs associated with becoming a reporting company with the Securities Exchange Commission by the filing of our Form S-1 Registration Statement.  See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended September 30, 2011.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide this information under Regulation S-K.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CITY MEDIA, INC.

CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
City Media, Inc.

We have audited the accompanying consolidated balance sheets of City Media, Inc. and subsidiary as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2011 and for the short year period from January 1, 2010 through September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City Media, Inc. as of September 30, 2011 and 2010, and the consolidated results of its operations and cash flows for the year ended September 30, 2011 and for the short year period from January 1, 2010 through September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
December 19, 2011

CITY MEDIA, INC.
Consolidated Balance Sheets
September 30, 2011 and 2010

	9/30/2011	9/30/2010

ASSETS

Current Assets:
Cash	$4,123	$6,551
Accounts Receivable	2,146	3,527
Total Current Assets	6,269	10,078
Restricted Cash	-	40,000
Property plant & equipment net of accumulated depreciation
of $6,997 and $5,227, respectively	8,310	22,524
Property held for sale	7,749	-
Intangible Assets	43,485	43,485

TOTAL ASSETS	$65,813	$116,087

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Related Party Accounts Payable	$1,735	$1,400
Accounts Payable	866	116
Total Current Liabilities	2,601	1,516
Non Current Liabilities
Notes payable to related parties	17,001	40,000
Total Liabilities	19,602	41,516

Stockholders' Equity
Preferred Stock 10,000,000 shares authorized having a
par value of $0.001 per share; with no shares issued and
outstanding as of September 30, 2011 and September 30, 2010,
respectively	-	-
Common Stock 90,000,000 shares authorized having a
par value of $0.001 per share; 8,968,000 shares issued and
outstanding as of September 30, 2011 and September 30, 2010,
respectively	8,968	8,968
Additional Paid-in Capital	83,875	83,875
Accumulated Deficit	(46,632)	(18,272)
Total Stockholders' Equity	46,211	74,571

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,813	$116,087

See accompanying notes to consolidated financial statements.

CITY MEDIA, INC.
Consolidated Statements of Operations
For the Year Ended September 30, 2011 and Short Year Ended September 30, 2010

	For the	For the
	Year	Short Year
	Ended	Ended
	September 30,	September 30,
	2011	2010
Revenues
Revenues from transaction fees	$33,159	$29,152
Revenues from equipment rental	1,000	-
Total Revenues	34,159	29,152

Operating Expenses
General and Administrative	39,255	21,358
Depreciation	6,464	1,627
Service, related party	12,187	9,000
Total Operating Expense	57,906	31,985
Operating Income (Loss)	(23,747)	(2,833)
Interest Expense, related party	(4,613)	(3,600)
Net Income (Loss)	$(28,360)	$(6,433)
Earnings (Loss) per Common Share - Basic & Diluted	$(0.01)	$(0.01)
Weighted Average Shares Outstanding - Basic & Diluted	8,968,000	5,331,714

See accompanying notes to consolidated financial statements.

CITY MEDIA, INC.
Consolidated Statements of Stockholders’ Equity
For the Year Ended September 30, 2011 and Short Year Ended September 30, 2010

					Additional		Net
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity

Balance, December 31, 2009	-	$-	5,250,000	$5,250	$75,150	$(11,839)	$68,561

Recapitalization per merger,
September 24, 2010			3,718,000	3,718	8,725		12,443

Net (loss)/income for the short year ended September 30, 2010						(6,433)	(6,433)

Balance, September 30, 2010	-	-	8,968,000	8,968	83,875	(18,272)	74,571

Net (loss)/income for the year ended September 30, 2011						(28,360)	(28,360)

Balance, September 30, 2011	-	$-	8,968,000	$8,968	$83,875	$(46,632)	$46,211

See accompanying notes to consolidated financial statements.

CITY MEDIA, INC.
Consolidated Statements of Cash Flows
For the Year Ended September 30, 2011 and Short Year Ended September 30, 2010

	For the	For the
	Year	Short Year
	Ended	Ended
	September 30,	September 30,
	2011	2010

Cash Flows From Operating Activities
Net Income (Loss)	$(28,360)	$(6,433)
Adjustments to reconcile net loss to net cash
from operating activities:
Forgiveness of Note Receivable	-	8,458
Interest Accrual on Notes Receivable	-	24
Depreciation	6,464	1,627
(Increase)/Decrease in restricted cash	40,000	-
(Increase)/Decrease in accounts receivable	1,382	(401)
Increase/(Decrease) in accounts payable	1,085	(848)
Net Cash from Operating Activities	20,571	2,427

Cash Flows from Investing Activities
Notes Receivable	-	(6,283)
Net Cash from Investing Activities	-	(6,283)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-
Proceeds from Related Party Loan	17,001	-
Payments on Related Party Loan	(40,000)	-
Net Cash From Financing Activities	(22,999)	-

Net Increase/(Decrease) in Cash	(2,428)	(3,856)
Beginning Cash Balance	6,551	10,407
Ending Cash Balance	$4,123	$6,551

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$5,200	$3,600
Cash paid during the period for taxes	$-	$-

Non-Cash Transactions
Equipment Exchanged for common stock in conjunction with
reverse merger	$-	$12,444
Total Non-Cash Transactions	$-	$12,444

See accompanying notes to consolidated financial statements.

CITY MEDIA, INC.
Notes to Consolidated Financial Statements
September 30, 2011

NOTE 1 - ORGANIZATION

City Media, Inc. (the “Company”) was incorporated in the state of Utah in April, 2005.  On or about September 24, 2010, the Company acquired Charta Systems, Inc. (“Charta”) for five million two hundred fifty thousand (5,250,000) shares of the Company’s common stock.  Following the acquisition of the shares, Charta became a wholly owned subsidiary of the Company.  The acquisition was accounted for as a reverse merger and Charta is considered to be the accounting acquirer due to the following factors: (1) Charta’s stockholders received the larger share of the voting rights in the merger; (2) Charta received the majority of the members of the Board of Directors; and (3) Charta’s senior management prior to the merger dominated the senior management of the combined company.  Therefore, the historical financial information included in the financial statements is that of Charta.  While Charta’s ownership became the majority ownership of the Company, the Company will continue under the name City Media, Inc.  Further, the Company approved an amendment to the Company’s Articles of Incorporation.  In addition to other items set forth in the restated and amended Articles, the Company increased the authorized shares to one hundred million (100,000,000) shares, par value $0.001 per share, with ninety million (90,000,000) shares designated as common stock and ten million (10,000,000) shares designated as preferred stock.  There are no preferred shares issued or outstanding and 8,968,000 shares of common stock are outstanding as of the balance sheet date.

The Company owns, maintains and places automated teller machines (“ATM’s”) at high traffic consumer locations in Salt Lake City, Utah and surrounding cities.

During September 2010, the Company’s fiscal year end was changed from December 31 to September 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

b. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

c. Accounts Receivable

The Company records an account receivable for revenue earned but not yet collected.  If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off.  The Company has not had to incur any allowance for bad debt as transaction fees are preapproved prior to a transaction.

d. Restricted Cash

During the year ended September 30, 2011, the Company held funds provided pursuant to certain related party notes payable that required the cash to be immediately available to the Company for ‘vault cash’ at all times.  The cash was restricted for the use of ‘vaulted’ cash in each ATM until transacted out by a customer and subsequently re-deposited into the Company’s depository account with a financial institution within one to three days.  The Company maintained real-time tracking of all cash inventory.

On September 14, 2011, the Company amended its ATM Service Agreement with Wasatch ATM, a Utah limited liability corporation (“Wasatch”), to include the outsourced services of Wasatch in providing and distributing the vault cash necessary for maintaining the Company’s ATM machines.  The amendment to the agreement with Wasatch facilitated the settlement of the Company’s related party Promissory Notes with 3-2-1 Partners, LLP and with Kelly Trimble; the resources of which were previously used to fund the vault cash for the Company’s ATM machines.  This outsourcing will reduce the administrative accounting responsibility of the Company.  See our 8-K Current Report filed with the Securities and Exchange Commission and dated September 14, 2011.

e. Equipment

The primary nature of the Company’s equipment is ATM’s.  The ATMs are depreciated utilizing a straight line method.  The useful life of each machine is approximately twelve years.  The Company also owns a Ford truck and pressure washer equipment.  Both the vehicle and the equipment are stated at market value at the time of acquisition, and are depreciated utilizing a straight line method over five years.  The Company has a policy to immediately expense equipment with a cost of less than $400.

	September 30,	September 30
	2011	2010
ATM Machines	$15,306	$15,306
Truck and equipment	-	12,445
Accumulated Depreciation	(6,996)	(5,227)
Property plant & equipment net of accumulated depreciation	$8,310	$22,524

We review our long-lived assets for impairment in accordance with the guidance of FASB ASC 360-10, Property, Plant, and Equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the capitalized costs of the assets to the future undiscounted net cash flows expected to be generated by the assets and the expected cash flows are based on recent historical cash flows. If the Company decides to dispose of a property, it will be moved to property held for sale and actively marketed. Property held for sale is recorded at amounts not in excess of what management currently expects to receive upon sale, less costs of disposal. The Company analyzes market conditions each reporting period and records additional impairments due to declines in market values of like assets. The fair value of the property is determined by observable inputs such as appraisals and prices of comparable properties in active markets for assets like the Company’s.  Gains are not recognized until the properties are sold.  For the year ended September 30, 2011, the balance sheet reflects $7,749 of current assets held for sale.

f. Revenue Recognition

The Company recognizes revenue on a completed transaction basis.  The revenue earned is the net ATM transaction fees consisting of gross processing fees charged at the point of sale location less any portion of such fee payable to the location owner, as negotiated on a per location basis.  All transactions are preauthorized and no allowance for bad debt is required.  Truck rental fees are recognized as earned on a monthly basis.

g. Basic and Diluted Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share has been calculated by dividing the net income (loss) for the year by the basic and diluted weighted average number of shares outstanding.  There were no common stock equivalents as of September 30, 2011 and 2010.

h. Impact of New Accounting and Reporting Standards

Fair Value Measurement – In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

Comprehensive Income – In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

i. Intangibles

The Company’s intangible assets represent the allocated value of the purchase price paid for the ATM’s when the ATM’s were purchased in operating locations with written or implied contracts to continue to house the ATM’s for an indefinite period of time, thus exposing the ATM’s to the same customer base that existed prior to the purchase.  We test intangible assets determined to have indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. The Company uses a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flows. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. There were no impairment charges during the periods ended September 30, 2011 and 2010.

j. Income Taxes

The Company applies the provisions of Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 740 Income Taxes.  The Standard requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Due to a loss from inception, the Company has no tax liability.  At this time the Company has no deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

We classify tax-related penalties and net interest on income taxes as income tax expense. As of September 30, 2011 and 2010, no income tax expense had been incurred.

k. Consolidation

The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The consolidated financial statements of the Company include the accounts of City Media, Inc. and its wholly-owned subsidiary, Charta Systems, Inc. All significant intercompany transactions have been eliminated.

NOTE 3 – INCOME TAXES

On or about September 28, 2010 in relation to the acquisition of Charta Systems, Inc., the Company changed its fiscal year end from December 31 to September 30.  Consequently, the Company filed a short-year return for the 2010 tax year.  Prior to the reverse merger on September 24, 2010, Charta was an S-Corporation and was taxed at the stockholder level.  All income tax activity for the remainder of the short year ended September 30, 2010 was nominal. All prior period net operating losses at the parent level are subject to the Section 382 limitation as a result of the Company undergoing a more than 50% change in ownership.  As a result of the limitation, the Company expects to receive zero or minimal future benefits from prior period net operating losses.

The provision for income taxes consists of the following:

	2011	2010
Current tax	$—	$—
Deferred tax benefit	(5,672)	—
Benefits of operating loss carryforwards	5,672	—
Provision for Income Tax	$—	$—

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of September 30, 2011.  Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

Description	NOL Balance	Tax	Rate
Net Operating Loss	$28,360	$5,672	20%
Valuation Allowance		(5,672)
Deferred Tax Asset – 9/30/2011		$—

During the years ended September 30, 2011 and 2010, the valuation allowance increased $5,672 and $0, respectively.

The Company has the following operating loss carry forwards available at September 30, 2011:

Operating Losses
Expires	Amount
2031	28,360

Reconciliation between income taxes at the statutory tax rate (20%) and the actual income tax provision for continuing operations follows:

	2011		2010
Expected Tax Provision	$(5,672)	$	(—)
Effect of:
Increase in Valuation Allowance	5,672		—
Actual Tax Provision	$—		$—

Uncertain Tax Positions

The Company has evaluated its uncertain tax positions as required by ASC 740 and determined that any required adjustments would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

A reconciliation of our unrecognized tax benefits for 2011 is presented in the table below:

Balance as of September 30, 2010	$—
Additions based on tax positions related to the current year	—
Reductions for tax positions of prior years	—
Reductions due to expiration of statute of limitations	—
Settlements with taxing authorities	—
Balance as of September 30, 2011	$—

NOTE 4 – EQUIPMENT RENTAL AGREEMENT

During the year ended September 30, 2011, the Company leased to a third party a truck and various trailer mounted pressure washer equipment at a rate of $500 per month.  The term of the lease agreement was 36 months, commencing on September 24, 2010.  On or about September 14, 2011, the Company terminated its Rental Agreement with the third party.  The vehicle and all equipment as disclosed in the Rental Agreement was returned to the Company, and the Company resolved on September 14, 2011 to sell or donate the vehicle and equipment and focus solely on its ATM operations.  See our 8-K Current Report filed with the Securities and Exchange Commission and dated September 14, 2011.

NOTE 5 – RELATED PARTY TRANSACTIONS / SERVICE AGREEMENT

The Company has a Service Agreement with Wasatch ATM (“Wasatch”), a Utah limited liability corporation owned and managed by a Company stockholder.  The agreement provides for Wasatch to provide all maintenance, repair and service work along with distribution of vault cash.  Wasatch is compensated at a set rate of $1,400 per month. The agreement is for thirty-six months and provides for an additional one-time $500 payable upon the placement of each additional ATM and an allowance of $500 per quarter for expenses.

On September 14, 2011, the Company amended its ATM Service Agreement with Wasatch to include the outsourced services of Wasatch in providing and distributing the vault cash necessary for maintaining the Company’s ATM machines.  The amendment to the agreement with Wasatch facilitated the settlement of the Company’s related party Promissory Notes with 3-2-1 Partners, LLP and with Kelly Trimble; the resources of which were previously used to fund the vault cash for the Company’s ATM machines.  This outsourcing will reduce the administrative accounting responsibility of the Company.  See our 8-K Current Report filed with the Securities and Exchange Commission and dated September 14, 2011.

As of September 30, 2011 and 2010, $1,735 and $1,000, respectively, was due to Wasatch, which is included in the “Related Party Accounts Payable” line item.

NOTE 6 - RELATED PARTY TRANSACTIONS / LONG-TERM DEBT

On May 28, 2008, the Company issued promissory notes to two executive officers in consideration for cash of $40,000 to be utilized for the express purpose of vault cash.  The terms required monthly interest payments at the rate of 1% per month of the outstanding principal balances.  The Company was required to maintain a collateral balance of all vault and depository accounts totaling no less than face value of the notes.  When the Company amended its ATM Service Agreement with Wasatch ATM, the Company finalized the settlement of the Company’s related party Promissory Notes.  See our 8-K Current Report filed with the Securities and Exchange Commission and dated September 14, 2011.

During the year ended September 30, 2011, we received $17,001 from certain shareholders to cover expenses during the year.  On December 6, 2011 the Company signed convertible promissory notes with certain shareholders resulting in the conversion of $17,001 of accounts payable to long-term notes payable.  In addition, the notes provided for additional liquidity resources in the amount of $36,000, with $16,999 available to be used at the Company’s discretion.  As of September 30, 2011 and until the notes are converted, the loan from certain shareholders is non-interest bearing and payable upon demand.

As of September 30, 2011 and 2010, $0 and $400, respectively, is payable for interest incurred during the last month of each fiscal year.

The Company utilizes office and storage space of its executive officers, for which no incremental costs are incurred.  No monetary value has been placed on this, nor have any accruals or payments been made.  Additionally, the Company has no employees who are not executive officers.  There are no amounts due to or from these parties as of the balance sheet date.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

NOTE 8 – SUBSEQUENT EVENT

Whereas the Company is primarily focused on the placement and management of ATMs, the vehicle owned by the company at the year ended September 30, 2011, was donated to a non-profit organization, due to non-economical repairs for retail on wholesale sale.  The vehicle represented an insignificant portion of the property held for sale.  The Company still owns pressure washer equipment.

On December 6, 2011 the Company signed convertible promissory notes with certain shareholders resulting in the conversion of $17,001 of accounts payable to long-term notes payable.  In addition, the notes provided for additional liquidity resources in the amount of $36,000, with $16,999 available to be used at the Company’s discretion.  As of September 30, 2011, and until the notes are converted, the loan from certain shareholders is non-interest bearing and payable upon demand.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Secretary/Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and Secretary/Treasurer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of September 30, 2011, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended September 30, 2011.

ITEM 9B:  OTHER INFORMATION

On or about September 14, 2011, we terminated our Rental Agreement entered into on September 24, 2010 with Craig Miller due to non-payment.  Mr. Miller returned the vehicle and all equipment as disclosed in the said Rental Agreement to the Company, and we resolved on September 14, 2011 to sell or donate the vehicle and equipment and focus solely on our ATM operations.  See our 8-K Current Report filed with the Securities and Exchange Commission and dated September 14, 2011.

On September 14, 2011, Charta Systems, Inc., a Utah wholly owned subsidiary of the Company (“Charta”), amended its ATM Service Agreement with Wasatch ATM, a Utah limited liability corporation managed by Charta’s COO, Mr. Calvin Jones (“Wasatch”), to include the outsourced services of Wasatch in providing and distributing the vault cash necessary for maintaining the Company’s ATM machines.  The amendment to Charta’s agreement with Wasatch facilitated the settlement of Charta’s related party Promissory Notes with 3-2-1 Partners, LLP and with Kelly Trimble; the resources of which were previously used to fund the vault cash for the Company’s ATM machines.  This outsourcing will reduce the administrative accounting responsibility of Charta.  See our 8-K Current Report filed with the Securities and Exchange Commission and dated September 14, 2011.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Thomas J. Howells	39	President & Director	September 2010
Kelly Trimble	53	Secretary/Treasurer & Director	September 2010
Travis Jenson	39	Director	September 2010

Background and Business Experience

Thomas J. Howells - Mr. Howells is 39 years of age. He graduated from Westminster College of Salt Lake City, Utah, with a Bachelor’s degree in Business in 1994 and a Master of Business Administration in 2004. Mr. Howells has been an employee and the Secretary/Treasurer of Jenson Services, Inc. for 14 years, a consulting firm focusing primarily on general business consulting. Mr. Howells has served as an Officer and Director of a number of public companies and is currently the President and CEO of LipidViro Tech, Inc. (OTCBB: LPVO), a blank-check company since the disposition of its operating subsidiary in 2008.  Mr. Howells is a principal in Plattform Building Systems, Inc., a privately held company in the construction business specializing in precast composite structural floor systems.

Kelly Trimble - Mr. Trimble is 53 years old.  Mr. Trimble has been self-employed for the past 24 years during which time has been involved in personal investments in primarily development stage companies.  Mr. Trimble also provides consulting services to companies, and is a principal in Plattform Building Systems, Inc., a privately held company in the construction business specializing in precast composite structural floor systems.

Travis T. Jenson - Mr. Jenson graduated with honors from Westminster College in 1995 with a B.S. degree.  Since January of 1996, Mr. Jenson has worked for Jenson Services, Inc., a Utah corporation and four-person consulting firm focusing primarily on general business consulting.  Mr. Jenson is currently the President and a director of Jenson Services.  Additionally, Mr. Jenson has served on the board of a number of public companies and is currently the President and Director of TC X Calibur, Inc. (OTCBBB: TCXB), a blank-check Nevada corporation.  He also served as the President and a director of Northsight Capital, Inc. (OTCBB: NCAP), a blank-check Nevada corporation that dissolved its water business in 2010, until May 2011.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between any of the directors or executive officers of City Media.

Involvement in Other Public Companies

None of our officers and directors are involved in any other public companies except as noted above in Item 10: Directors, Executive Officers, and Corporate Governance; sub-paragraph “Background and Business Experience.”

Involvement in Certain Legal Proceedings

During the past 10 years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers (or those in similar positions with us) has been the subject of any of the following:

(1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any federal or state securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a Code of Ethics for our principal executive and financial officers, primarily because we believe one is not necessary based upon our current operations and the relationships between our current directors and executive officers and the fact that we have no employees.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because, due to our limited operations and the fact that we presently have only three directors and two executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee

We have not established an Audit Committee because, due to our limited operations and the fact that we presently have only three directors and two executive officers, we believe that we are able to effectively manage the issues normally considered by an Audit Committee.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year or Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total Earnings ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Thomas J. Howells, President & Director	2011 2010	$0 $0	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Kelly Trimble, Secretary, Treasurer & Director	2011 2010	$0 $0	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Travis T. Jenson, Director	2011 2010	$0 $0	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A

Outstanding Equity Awards at Fiscal Year-End

We have no outstanding equity awards or any equity compensation or similar authorized plans.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the fiscal years ended September 30, 2011 or 2010.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 19, 2011, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of City Media to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of City Media and all executive officers and directors of City Media as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

The following table sets forth the share holdings of those persons who own more than five percent (5%) of our common stock based upon 8,968,000 shares being outstanding as of December 19, 2011:

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Jennifer Aguirre 5524 Chaparral Dr. Murray, UT 84123	1,000,000 shares	11.15%
Common Stock	Thomas Howells 4685 S. Highland Dr., Suite 202 Salt Lake City, UT 84117	1,423,750 shares (1)(2)	15.88%
Common Stock	Travis Jenson 4685 S. Highland Dr., Suite 202 Salt Lake City, UT 84117	1,422,750 shares (3)	15.86%
Common Stock	Calvin Jones 5524 Chaparral Dr. Murray, UT 84123	1,640,625 shares	18.29%
Common Stock	Kelly Trimble 4685 S. Highland Dr., Suite 207 Salt Lake City, UT 84117	2,771,875 shares	30.91%
Total		8,259,000 shares	92.09%

(1) Thomas Howells is a general partner of 3-2-1 Partners, a Utah limited partnership; therefore, Mr. Howells is deemed to be a beneficial owner of 3-2-1 Partners’ 2,000 shares.  These shares are included in Mr. Howells’ beneficial ownership.

(2) Thomas Howells is the spouse of Lisa Howells, a stockholder.  Therefore, Mr. Howells is deemed to be a beneficial owner of Lisa Howells’ 3,000 shares.  These shares are included in Mr. Howells’ beneficial ownership.

(3) Travis Jenson is the spouse of Sarah Jenson, a stockholder.  Therefore, Mr. Jenson is deemed to be a beneficial owner of Sarah Jenson’s 4,000 shares.  These shares are included in Mr. Jenson’s beneficial ownership.

Security Ownership of Management

The following table sets forth the share holdings of management as of December 19, 2011, based upon 8,968,000 shares being outstanding.

Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Thomas Howells 4685 S. Highland Dr., Suite 202 Salt Lake City, UT 84117	1,423,750 shares (1)(2)	15.88%
Common Stock	Kelly Trimble 4685 S. Highland Dr., Suite 207 Salt Lake City, UT 84117	2,771,875 shares	30.91%
Common Stock	Travis Jenson 4685 S. Highland Dr., Suite 202 Salt Lake City, UT 84117	1,422,750 shares (3)	15.86%
All Directors and Officers as a group (3)		5,618,375 shares	62.65%

(1) Thomas Howells is a general partner of 3-2-1 Partners, a Utah limited partnership; therefore, Mr. Howells is deemed to be a beneficial owner of 3-2-1 Partners’ 2,000 shares.  These shares are included in Mr. Howells’ beneficial ownership.

(2) Thomas Howells is the spouse of Lisa Howells, a stockholder.  Therefore, Mr. Howells is deemed to be a beneficial owner of Lisa Howells’ 3,000 shares.  These shares are included in Mr. Howells’ beneficial ownership.

(3) Travis Jenson is the spouse of Sarah Jenson, a stockholder.  Therefore, Mr. Jenson is deemed to be a beneficial owner of Sarah Jenson’s 4,000 shares.  These shares are included in Mr. Jenson’s beneficial ownership.

Changes in Control

There are no present arrangements or pledges of our securities which may result in a change in our control.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	None	None	None

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

The Company has a Service Agreement with Wasatch ATM, a Utah limited liability corporation owned and managed by a Company stockholder.  The agreement provides for Wasatch to provide all maintenance, repair and service work along with provision of vault cash.  Wasatch is compensated at a set rate of $1,400 per month.  The owner of Wasatch ATM, LLC, Calvin K. Jones, is a stockholder of the Company and COO of Charta Systems, our wholly-owned subsidiary.

During the year ended September 30, 2011, the Company held funds provided pursuant to certain related party notes payable that required the cash to be immediately available to the Company for ‘vault cash’ at all times.  The cash was restricted for the use of ‘vaulted’ cash in each ATM until transacted out by a customer and subsequently re-deposited into the Company’s depository account with a financial institution within one to three days.  The Company maintained real-time tracking of all cash inventory.

On September 14, 2011, the Company amended its ATM Service Agreement with Wasatch ATM, a Utah limited liability corporation (“Wasatch”), to include the outsourced services of Wasatch in providing and distributing the vault cash necessary for maintaining the Company’s ATM machines.  The amendment to the agreement with Wasatch facilitated the settlement of the Company’s related party Promissory Notes with 3-2-1 Partners, LLP and with Kelly Trimble; the resources of which were previously used to fund the vault cash for the Company’s ATM machines.  This outsourcing will reduce the administrative accounting responsibility of the Company.  See our 8-K Current Report filed with the Securities and Exchange Commission and dated September 14, 2011.

Other Related Party

During the year ended September 30, 2011, we received $17,001 from certain shareholders to cover expenses during the year.  On December 6, 2011, the Company signed convertible promissory notes with certain shareholders resulting in the conversion of $17,001 of accounts payable to long-term notes payable.  In addition, the notes provided for additional liquidity resources in the amount of $36,000, with $16,999 available to be used at the Company’s discretion.  As of September 30, 2011, and until the notes are converted, the loan from certain shareholders is non-interest bearing and payable upon demand.

We presently utilize the office space of our President, Thomas Howells, and Travis Jenson, a director, at no cost, located at 4685 S. Highland Drive #202, Salt Lake City, Utah 84117.  Pursuant to our agreement with Wasatch ATM, LLC, we utilize, at no costs, space provided by Calvin Jones, a stockholder and an officer of Charta for non-deployed ATM’s.

Transactions with Promoters and Control Persons

There have been no transactions, since the beginning of our last fiscal year, nor are there any currently proposed transactions, in which we were or are to be a participant in which the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Parents of the Issuer

None; not applicable.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended September 30, 2011, and 2010:

Fee Category	2011	2010
Audit Fees	$16,932	$12,914
Audit-related Fees	$0	$0
Tax Fees	$3,408	$0
All Other Fees	$0	$0
Total Fees	$20,340	$12,914

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)	Financial Statements. See the audited financial statements for the fiscal years ended September 30, 2011, and 2010, contained in Part II, Item 8, above, which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

Exhibit No.	Identification of Exhibit
31	Certification of Thomas J. Howells pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Thomas J. Howells pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

(1) As filed with our original Registration Statement on Form S-1 filed on December 30, 2010, File No. 333-171488.
(2) Incorporated herein by reference.
* Filed herewith.
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY MEDIA, INC.

Date:	December 19, 2011	By:	/s/ Thomas J. Howells
Thomas J. Howells President and Director Chief Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CITY MEDIA, INC.

Date:	December 19, 2011	By:	/s/ Thomas J. Howells
Thomas J. Howells President and Director Chief Executive Officer, Principal Financial Officer

Date:	December 19, 2011	By:	/s/ Kelly Trimble
Kelly Trimble Secretary/Treasurer and Director