Form 10-Q
period 2011-12-31
City Media, Inc.
filed 2012-02-01
CIK 1508594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of February 1, 2012
Common Capital Voting Stock, $0.001 par value per share	8,968,000 shares

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

December 31, 2011
C O N T E N T S

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6

CITY MEDIA, INC.
Condensed Consolidated Balance Sheets
December 31, 2011 and September 30, 2011

	12/31/2011	9/30/2011
	[Unaudited]	[Audited]
ASSETS

Current Assets:
Cash	$2,024	$4,123
Accounts Receivable	5,645	2,146
Total Current Assets	7,669	6,269
Property plant & equipment net of accumulated depreciation
of $7,401 and $6,997, respectively	7,906	8,310
Property held for sale	-	7,749
Intangible Assets	43,485	43,485

TOTAL ASSETS	$59,060	$65,813

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Related Party Accounts Payable	$1,400	$1,735
Accounts Payable	7,647	866
Total Current Liabilities	9,047	2,601
Non Current Liabilities
Notes payable to related parties	17,001	17,001
Accrued interest on notes payable to related parties	99	-
Total Liabilities	26,147	19,602

Stockholders' Equity
Preferred Stock 10,000,000 shares authorized having a
par value of $0.001 per share; with no shares issued and
outstanding as of December 31, 2011 and September 30, 2011,
respectively	-	-
Common Stock 90,000,000 shares authorized having a
par value of $0.001 per share; 8,968,000 shares issued and
outstanding as of December 31, 2011 and September 30, 2011,
respectively	8,968	8,968
Additional Paid-in Capital	83,875	83,875
Accumulated Deficit	(59,930)	(46,632)
Total Stockholders' Equity	32,913	46,211

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$59,060	$65,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Condensed Consolidated Statements of Operations
For the Three Months Ended December 31, 2011 and 2010
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2011	2010
Revenues
Revenues from transaction fees	$8,382	$10,962
Total Revenues	8,382	10,962

Operating Expenses
General and Administrative	12,228	15,645
Depreciation	404	1,659
Service, related party	4,200	3,000
Loss on sale of equipment	4,749	-
Total Operating Expense	21,581	20,304
Operating Loss	(13,199)	(9,342)
Interest Expense, related party	99	1,200
Net Loss	$(13,298)	$(10,542)
Loss per Common Share - Basic & Diluted	$(0.01)	$(0.01)
Weighted Average Shares Outstanding - Basic & Diluted	8,968,000	8,968,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2011 and 2010
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2011	2010

Cash Flows From Operating Activities
Net Loss	$(13,298)	$(10,542)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	404	1,659
Loss on sale of equipment	4,749	-
(Increase)/Decrease in accounts receivable	(3,499)	(578)
Increase/(Decrease) in accounts payable	6,446	10,540
Accrued interest on related party loan	99	-
Net Cash from Operating Activities	(5,099)	1,079

Cash Flows from Investing Activities
Proceeds from sale of equipment	3,000	-
Net Cash from Investing Activities	3,000	-

Net Increase/(Decrease) in Cash	(2,099)	1,079
Beginning Cash Balance	4,123	6,551
Ending Cash Balance	$2,024	$7,630

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$-	$1,200
Cash paid during the period for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
December 31, 2011

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.  The results of operations for the three month period ended December 31, 2011 are not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS / SERVICE AGREEMENT

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

As of December 31, 2011, $1,400, was due to Wasatch, which is included in the “Related Party Accounts Payable” line item.

NOTE 4 - RELATED PARTY TRANSACTIONS / LONG-TERM DEBT

During the year ended September 30, 2011, we received $17,001 from certain shareholders to cover expenses during the year.  On December 6, 2011 the Company signed convertible promissory notes with these shareholders resulting in a reclassification of $17,001 from a current liability to long-term notes payable.  The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company. In addition, the notes provided for additional liquidity resources in the amount of $36,000, with $16,999 available to be used at the Company’s discretion.  As of December 6, 2011 and until the notes are converted, the loan from certain shareholders accrues interest at 8.5% per annum.  Accrued interest on loans from shareholders for the three-month period ended December 31, 2011 totaled $99.  Interest and principal is due on December 6, 2013.

The Company utilizes office and storage space of its executive officers, for which no incremental costs are incurred.  No monetary value has been placed on this, nor have any accruals or payments been made.  Additionally, the Company has no employees who are not executive officers.  There are no amounts due to or from these parties as of the balance sheet date.

NOTE 5 – EQUIPMENT

On December 28, 2011, the Company completed the disposal of its equipment held for sale.  The Company received $3,000 cash, resulting in a loss on sale of $4,749.

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

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

During the three months ended December 31, 2011, we recognized $8,382 in revenues.  During the three months ended December 31, 2010, we recognized $10,962 in revenues.  The decrease in revenue for the period ended 2011 over the same period in 2010 can be attributed to new regulations governing surcharge fees, downtime due to technical and setup issues, and the loss of a retail location at the beginning of the quarter.  City Media receives transaction or surcharge fees from its processing agent on a monthly basis along with interchange fees.  Such fees make up City Media’s revenue.  The liquidity of City Media has been primarily impacted by professional fees.

We had a net loss for the three months ended December 31, 2011, of $13,298 and a net loss of $10,542 for the three months ended December 31, 2010.  Part of the loss for 2011 was the result of increased expenses related to SEC reporting obligations and complying with new XBRL filing requirements.  As we expand our operations, we are hopeful our revenues should start to increase.  We will need additional capital to expand operations and anticipate seeking equity capital in 2012.

Additionally, as our business operations are only beginning, it is difficult to predict our ability to generate sufficient revenue to generate positive cash flows.  Currently our biggest expenses are related to general and administrative costs which were $12,228 for the three months ended December 31, 2011 and $15,645 for the three months ended December 31, 2010.  Our service fee to maintain ATM cash levels and operating functionality is $1,400 a month.  We would anticipate these fees rising in the future as we deploy more machines.  Currently, we are averaging about $3,600 a year off of each machine in revenue.  As we increase the number of machines, we are hopeful we can move into better locations and multiple locations owned by the same landlord. This will allow us to increase the revenue generated by each machine.  Presently an ATM machine costs approximately $1,700 to purchase.  We have one machine that still needs to be deployed and would like to add additional machines this year.  The ability to add additional machines is dependent on obtaining additional capital for which there can be no assurance.

Liquidity and Capital Requirements

We had $2,024 cash or cash equivalents on hand as of December 31, 2011. During the year ended September 30, 2011, we received $17,001 from certain shareholders to cover expenses during the year.  On December 6, 2011 the Company signed convertible promissory notes with these shareholders resulting in a reclassification of $17,001 from a current liability to long-term notes payable.  In addition, the notes provided for additional liquidity resources in the amount of $36,000, with $16,999 available to be used at the Company’s discretion.  As of December 6, 2011 and until the notes are converted, the loan from certain shareholders accrues interest at 8.5% per annum.  Accrued interest on loans from shareholders for the three-month period ended December 31, 2011 totaled $99.

The Company has accumulated operating losses of $59,930.  Currently, management’s plans include placing more ATMs in retail locations in order to improve our cash flows.  The Company has an availability of funds sufficient for the next 12 months.

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

CITY MEDIA, INC.
(Issuer)

Date:	February 1, 2012	By:	/s/ Thomas J. Howells
Thomas J. Howells, Director, President and Chief Executive Officer, Principal Financial Officer