Form 10-Q
period 2012-03-31
City Media, Inc.
filed 2012-05-14
CIK 1508594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 14, 2012
Common Capital Voting Stock, $0.001 par value per share	8,968,000 shares

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

March 31, 2012
C O N T E N T S

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6

CITY MEDIA, INC.
Condensed Consolidated Balance Sheets
March 31, 2012 and September 30, 2011
(Unaudited)

	3/31/2012	9/30/2011

ASSETS

Current Assets:
Cash	$1,923	$4,123
Accounts Receivable	3,050	2,146
Total Current Assets	4,973	6,269
Property plant & equipment net of accumulated depreciation
of $7,821 and $6,997, respectively	14,286	8,310
Property held for sale	-	7,749
Intangible Assets	33,677	43,485

TOTAL ASSETS	$52,936	$65,813

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Related Party Accounts Payable	$1,700	$1,735
Accounts Payable	8	866
Current portion of long term debt	2,970	-
Total Current Liabilities	4,678	2,601
Long Term Liabilities:
Accrued Interest Related Party	495	-
Notes Payable to related parties	25,331	17,001
Total Long Term Liabilities	25,826	17,001
Total Liabilities	30,504	19,602

Stockholders' Equity
Preferred Stock 10,000,000 shares authorized having a
par value of $0.001 per share; with no shares issued and
outstanding as of March 31, 2012 and September 30, 2011,
respectively	-	-
Common Stock 90,000,000 shares authorized having a
par value of $0.001 per share; 8,968,000 shares issued and
outstanding as of March 31, 2012 and September 30, 2011,
respectively	8,968	8,968
Additional Paid-in Capital	83,875	83,875
Accumulated Deficit	(70,411)	(46,632)
Total Stockholders' Equity	22,432	46,211

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$52,936	$65,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended March 31, 2012 and 2011
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
Revenues
Revenues from transaction fees	$8,981	$8,888	$17,363	$18,350
Revenues from equipment rental	-	1,500	-	3,000
Total Revenues	8,981	10,388	17,363	21,350

Operating Expenses
General and Administrative	4,639	12,509	16,867	28,153
Depreciation	420	1,617	824	3,277
Impairment of Intangible Assets	9,808	-	9,808	-
Service, related party	4,200	3,000	8,400	6,000
Loss on sale of equipment	-	-	4,749	-
Total Operating Expense	19,067	17,126	40,648	37,430
Operating Loss	(10,086)	(6,738)	(23,285)	(16,080)
Interest Expense, related party	395	1,200	494	2,400
Net Loss	$(10,481)	$(7,938)	$(23,779)	$(18,480)
Loss per Common Share - Basic & Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding - Basic & Diluted	8,968,000	8,968,000	8,968,000	8,968,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2012 and 2011
(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2012	2011

Cash Flows From Operating Activities
Net Loss	$(23,779)	$(18,480)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	824	3,277
Impairment of Intangible Assets	9,808	-
Loss on sale of equipment	4,749	-
(Increase)/Decrease in accounts receivable	(904)	(2,822)
Increase/(Decrease) in accounts payable	(893)	2,776
Accrued interest on related party loan	495	-
Net Cash from Operating Activities	(9,700)	(15,249)

Cash Flows from Investing Activities
Purchase of Equipment	(6,800)	-
Proceeds from sale of equipment	3,000	-
Net Cash from Investing Activities	(3,800)	-

Cash Flows from Financing Activities
Proceeds from notes payable to related parties	11,300	12,001
Net Cash from Investing Activities	11,300	12,001

Net Increase/(Decrease) in Cash	(2,200)	(3,248)
Beginning Cash Balance	4,123	6,551
Ending Cash Balance	$1,923	$3,303

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$-	$1,200
Cash paid during the period for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2012

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.  The results of operations for the three and six month periods ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its condensed consolidated financial statements.

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

As of March 31, 2012, $1,700 was due to Wasatch, which is included in the “Related Party Accounts Payable” line item.

NOTE 4 - RELATED PARTY TRANSACTIONS / LONG-TERM DEBT

During the year ended September 30, 2011, we received $17,001 from certain shareholders to cover expenses during the year.  On December 6, 2011 the Company signed convertible promissory notes with these shareholders resulting in a reclassification of $17,001 from a current liability to long-term notes payable.  The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company. In addition, the notes provided for additional liquidity resources in the amount of $36,000, with $16,999 available to be used at the Company’s discretion.  During the three-month period ended March 31, 2012, the Company borrowed an additional $4,500 against the note, making the total outstanding long-term payable $21,501.  As of December 6, 2011 and until the notes are converted or settled, the loan from certain shareholders accrues interest at 8.5% per annum.  Total accrued interest on loans from shareholders at March 31, 2012 totaled $495.  Interest and principal is due on December 6, 2013.

In conjunction with new ADA compliance regulations that took effect on March 15, 2012, requiring certain costly upgrades be made to all Hantle/Tranax and Hyosung ATM machines, the Company’s Board of Directors gave their unanimous consent on March 1, 2012, to purchase three new ATM machines that comply with the new ADA compliance regulations.  The Board agreed that the new machines should be purchased and financed through our servicing partner, Wasatch ATM.  The balance of $6,800 began accruing interest of 10% APR on April 1, 2012.  Monthly payments of $316 are due on the first of every month, commencing on May 1, 2012, until the loan is paid in full on March 1, 2014.

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

NOTE 6 – IMPAIRMENT OF INTANGIBLE ASSETS / LOSS ON DISPOSITION OF ASSETS

On March 1, 2012, the Company’s Board of Directors agreed unanimously to cease ATM operations at four of their thirteen locations, due to the low volume of transactions, resulting in the impairment of intangible assets of $9,808.  The ATM machines from these four locations are being held in storage until such time as they can be offered for resale.

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

Plan of Operations

Our primary focus for 2012-2013 is the continued placing, managing, and servicing of ATM machines for public utilization along the Wasatch Front in the State of Utah.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

During the three months ended March 31, 2012, we recognized $8,981 in revenues.  During the three months ended March 31, 2011, we recognized $10,388 in revenues.  The decrease in revenue for the period ended 2012 over the same period in 2011 can be attributed to the lack of revenues from equipment rental in 2012.  City Media receives transaction or surcharge fees from its processing agent on a monthly basis along with interchange fees.  Such fees make up City Media’s revenue.  The liquidity of City Media has been primarily impacted by professional fees.

We had a net loss for the three months ended March 31, 2012, of $10,481 and a net loss of $7,938 for the three months ended March 31, 2011.  Part of the loss for 2012 was the result of decreased revenue due to the closure of four of our ATM locations, as well as increased expenses related to complying with new XBRL filing requirements.  As we expand our operations, we are hopeful our revenues should start to increase.  We will need additional capital to expand operations and anticipate seeking equity capital in 2013.

Additionally, as our business operations are only beginning, it is difficult to predict our ability to generate sufficient revenue to generate positive cash flows.  Currently our biggest expenses are related to general and administrative costs which were $4,639 for the three months ended March 31, 2012 and $12,509 for the three months ended March 31, 2011.  Our service fee to maintain ATM cash levels and operating functionality is $1,400 a month.  We anticipate these fees remaining constant during 2012; however, they may rise in the future as we deploy more machines.

During the three months ended March 31, 2012, the Company closed four of our thirteen locations that were lacking in total monthly transactions.  As we seek out better locations, we are hopeful we can move into multiple locations owned by the same landlord, thus allowing us to increase the revenue generated by each machine.

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011

During the six months ended March 31, 2012, we recognized $17,363 in revenues.  During the six months ended March 31, 2011, we recognized $21,350 in revenues.  The decrease in revenue for the period ended 2012 over the same period in 2011 can be attributed to new regulations governing surcharge fees, downtime due to technical and setup issues, and the closure of four retail locations during the 2012 period.

We had a net loss for the six months ended March 31, 2012, of $23,779 and a net loss of $18,480 for the six months ended March 31, 2011.  Part of the loss for 2012 was the result of increased costs of service for maintaining our ATM machines, as well as a loss on the sale of equipment recognized in our first quarter, and impairment expenses recognized during the second quarter with the closure of four of our ATM locations.

Liquidity and Capital Requirements

We had $1,923 cash or cash equivalents on hand as of March 31, 2012. During the year ended September 30, 2011, we received $17,001 from certain shareholders to cover expenses during the year, for which, on December 6, 2011 the Company signed convertible promissory notes with these shareholders resulting in a reclassification of $17,001 from a current liability to long-term notes payable.  In addition, the notes provided for additional liquidity resources in the amount of $36,000, with $16,999 available to be used at the Company’s discretion.  During the three-month period ended March 31, 2012, we received an additional $4,500, making the total loans from certain shareholders $21,501, with $12,499 available to be used at the Company’s discretion.  Until the notes are converted or settled, the loan from certain shareholders accrues interest at 8.5% per annum.  Accrued interest on loans from shareholders for the six-month period ended March 31, 2012 totaled $495.

The Company has accumulated operating losses of $70,411.  Currently, management’s plans include placing more ATMs in retail locations in order to improve our cash flows.  The Company has an availability of funds sufficient for the next 12 months.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our President and Treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

We have no mining activities.

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

CITY MEDIA, INC.
(Issuer)

Date:	May 14, 2012	By:	/s/ Thomas J. Howells
Thomas J. Howells, Director, President and Chief Executive Officer, Principal Financial Officer