Form 10-Q
period 2012-06-30
City Media, Inc.
filed 2012-08-10
CIK 1508594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of July 31, 2012
Common Capital Voting Stock, $0.001 par value per share	8,968,000 shares

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

June 30, 2012
C O N T E N T S

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6

CITY MEDIA, INC.
Condensed Consolidated Balance Sheets
June 30, 2012 and September 30, 2011
(Unaudited)

	6/30/2012	9/30/2011

ASSETS

Current Assets:
Cash	$837	$4,123
Accounts Receivable	2,435	2,146
Total Current Assets	3,272	6,269
Property plant & equipment net of accumulated depreciation
of $8,121 and $6,997, respectively	14,033	8,310
Property held for sale	-	7,749
Intangible Assets	33,677	43,485

TOTAL ASSETS	$50,982	$65,813

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Related Party Accounts Payable	$1,400	$1,735
Accounts Payable	13	866
Current portion of long term debt - Related Party	6,070	-
Total Current Liabilities	7,483	2,601
Long Term Liabilities:
Accrued Interest Related Party	984	-
Notes Payable to Related Parties	21,501	17,001
Total Long Term Liabilities	22,485	17,001
Total Liabilities	29,968	19,602

Stockholders' Equity
Preferred Stock 10,000,000 shares authorized having a
par value of $0.001 per share; with no shares issued and
outstanding as of June 30, 2012 and September 30, 2011,
respectively	-	-
Common Stock 90,000,000 shares authorized having a
par value of $0.001 per share; 8,968,000 shares issued and
outstanding as of June 30, 2012 and September 30, 2011,
respectively	8,968	8,968
Additional Paid-in Capital	83,876	83,875
Accumulated Deficit	(71,830)	(46,632)
Total Stockholders' Equity	21,014	46,211

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,982	$65,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended June 30, 2012 and 2011
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Revenues
Revenues from transaction fees	$7,127	$7,744	$24,490	$26,095
Revenues from equipment rental	-	1,500	-	4,500
Total Revenues	7,127	9,244	24,490	30,595

Operating Expenses
General and Administrative	3,386	7,185	20,253	35,339
Depreciation	299	1,611	1,123	4,887
Loss on Sale of Equipment	-	-	4,749	-
Impairment of Intangible Assets	-	-	9,808	-
Service, related party	4,200	3,000	12,600	9,000
Total Operating Expense	7,885	11,796	48,533	49,226
Operating Loss	(758)	(2,552)	(24,043)	(18,631)
Interest Expense, related party	661	1,200	1,155	3,600
Net Loss	$(1,419)	$(3,752)	$(25,198)	$(22,231)
Loss per Common Share - Basic & Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding - Basic & Diluted	8,968,000	8,968,000	8,968,000	8,968,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2012 and 2011
(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2012	2011

Cash Flows From Operating Activities
Net Loss	$(25,198)	$(22,231)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	1,077	4,887
Impairment of Intangible Assets	9,808	-
Loss on sale of equipment	4,749	-
(Increase)/Decrease in accounts receivable	(288)	(2,352)
Increase/(Decrease) in accounts payable	(1,188)	717
Accrued interest on related party loan	984	-
Net Cash from Operating Activities	(10,056)	(18,979)

Cash Flows from Investing Activities
Proceeds from sale of equipment	3,000	-
Net Cash from Investing Activities	3,000	-

Cash Flows from Financing Activities
Principal payments on Notes Payable	(730)	-
Proceeds from notes payable to related parties	4,500	17,001
Net Cash from Investing Activities	3,770	17,001

Net Decrease in Cash	(3,286)	(1,978)
Beginning Cash Balance	4,123	6,551
Ending Cash Balance	$837	$4,573

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$171	$3,600
Cash paid during the period for taxes	$-	$-
Assets acquired in exchange for related party debt	$6,800	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2012

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.  The results of operations for the three and nine month periods ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

As of June 30, 2012, $1,400 was due to Wasatch, which is included in the “Related Party Accounts Payable” line item.

NOTE 4 - RELATED PARTY TRANSACTIONS / LONG-TERM DEBT

During the year ended September 30, 2011, we received $17,001 from certain shareholders to cover expenses during the year.  On December 6, 2011 the Company signed convertible promissory notes with these shareholders resulting in a reclassification of $17,001 from a current liability to long-term notes payable.  The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company. In addition, the notes provided for additional liquidity resources in the amount of $36,000, with $16,999 available to be used at the Company’s discretion.  During the three-month period ended March 31, 2012, the Company borrowed an additional $4,500 against the note, making the total outstanding long-term payable $21,501, with $12,499 available to be used at the Company’s discretion.  As of December 6, 2011 and until the notes are converted or settled, the loan from certain shareholders accrues interest at 8.5% per annum.  Total accrued interest on loans from shareholders at June 30, 2012 totaled $984.  Interest and principal is due on December 6, 2013.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

During the three months ended June 30, 2012, we recognized $7,127 in revenues.  During the three months ended June 30, 2011, we recognized $9,244 in revenues.  The decrease in revenue for the period ended 2012 over the same period in 2011 can be attributed to the lack of revenues from equipment rental in 2012.  City Media receives transaction or surcharge fees from its processing agent on a monthly basis along with interchange fees.  Such fees make up City Media’s revenue.  The liquidity of City Media has been primarily impacted by professional fees.

We had a net loss for the three months ended June 30, 2012, of $1,419 and a net loss of $3,752 for the three months ended June 30, 2011.  Part of the loss for 2012 was the result of decreased revenue due to the closure of four of our ATM locations, as well as increased expenses related to complying with new XBRL filing requirements.  As we expand our operations, we are hopeful our revenues should start to increase.  We will need additional capital to expand operations and anticipate seeking equity capital in 2013.

Additionally, as our business operations are only beginning, it is difficult to predict our ability to generate sufficient revenue to generate positive cash flows.  Currently our biggest expenses are related to general and administrative costs which were $3,386 for the three months ended June 30, 2012 and $7,185 for the three months ended June 30, 2011.  Our service fee to maintain ATM cash levels and operating functionality is $1,400 a month.  We anticipate these fees remaining constant during 2012; however, they may rise in the future as we deploy more machines.

Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

During the nine months ended June 30, 2012, we recognized $24,490 in revenues.  During the nine months ended June 30, 2011, we recognized $30,595 in revenues.  The decrease in revenue for the period ended 2012 over the same period in 2011 can be attributed to new regulations governing surcharge fees, downtime due to technical and setup issues, lack of equipment rental, and the closure of four retail locations during the 2012 period.

We had a net loss for the nine months ended June 30, 2012, of $25,198 and a net loss of $22,231 for the nine months ended June 30, 2011.  Part of the loss for 2012 was the result of increased costs of service for maintaining our ATM machines, as well as a loss on the sale of equipment recognized in our first quarter, and impairment expenses recognized during the second quarter with the closure of four of our ATM locations.

Liquidity and Capital Requirements

We had $837 cash or cash equivalents on hand as of June 30, 2012. During the year ended September 30, 2011, we received $17,001 from certain shareholders to cover expenses during the year, for which, on December 6, 2011 the Company signed convertible promissory notes with these shareholders resulting in a reclassification of $17,001 from a current liability to long-term notes payable.  In addition, the notes provided for additional liquidity resources in the amount of $36,000, with $16,999 available to be used at the Company’s discretion.  During the three-month period ended March 31, 2012, we received an additional $4,500, making the total loans from certain shareholders $21,501, with $12,499 available to be used at the Company’s discretion.  Until the notes are converted or settled, the loan from certain shareholders accrues interest at 8.5% per annum.  Accrued interest on loans from shareholders for the nine-month period ended June 30, 2012 totaled $984.

The Company has accumulated operating losses of $71,830.  Currently, management’s plans include placing more ATMs in retail locations in order to improve our cash flows.  The Company has an availability of funds sufficient for the next 12 months.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

We have no mining activities.

Item 5. Other Information

Item 6. Exhibits

Exhibit No.	Identification of Exhibit
8-A12G	Registration of Securities as filed on June 29, 2012.
31	Certification of Thomas J. Howells Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Thomas J. Howells pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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

CITY MEDIA, INC.
(Issuer)

Date:	August 10, 2012	By:	/s/ Thomas J. Howells
Thomas J. Howells, Director, President and Chief Executive Officer, Principal Financial Officer