Form 10-K
period 2012-09-30
City Media, Inc.
filed 2012-12-18
CIK 1508594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended September 30, 2012

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

Applicable only to Registrants involved in Bankruptcy Proceedings during the preceding Five Years

Not applicable.

Outstanding Shares

As of December 18, 2012, the Registrant had 8,968,000 shares of common stock outstanding.

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

The Company’s operations at inception were in the outdoor mobile advertising market primary focusing on mobile advertising on the sides and backs of commercial trucks. The company attempted to procure additional clientele through offering washing services to such target market and other high customer traffic areas for small and medium sized businesses. The vehicle and mobile wash equipment was subsequently rented to a former Officer, Craig Miller, at a rate of $500 per month following the Charta acquisition.  In September of 2010 the Company acquired Charta Systems, Inc. Charta Systems has owned and operated non-financial institution cash dispensing only ATMs (automatic teller machines) since May of 2008. The machines are placed in hotels, stores, bowling alleys, and other high customer traffic areas for small and medium sized businesses. The Company charges transaction fees on each ATM cash dispensing transaction at various rates as determined by location. The Company currently has nine ATMs in operation and is seeking to acquire additional machines as favorable new locations become available.  Outdoor mobile advertising and mobile washing services are no longer a part of our business plan.

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

Description of Business

City Media focuses on placing ATMs that we own and operate in third-party owned high-traffic commercial areas.  We maintain all basic level maintenance and serviceability requirements.  We primarily operate along the Wasatch Front in Salt Lake City, Utah.  We believe that there are economies of scale that will help us achieve a higher rate of ATM deployment and possibly position us for consolidation in a very fragmented environment.  Our intent is to expand through the purchase of new ATMs that are currently operating and through the addition of new ATM locations.

Principal Products or Services and Their Markets

Markets

City Media services and operates retail location ATMs along the Wasatch Front in Salt Lake City, Utah.  We believe the deployment of quality ATMs presented in an appealing manner, along with dependability for the repeat customer, are simple but effective tools.  Ultimately, ATMs provide a simple utilitarian function of dispensing cash to customers.  Prominently displayed signage and machines, convenient hours and easy access in areas not congested with independent competitors or financial intuitions are ideal.

When securing a retail location for an ATM, the proprietor is typically concerned with space utilization and how to increase sales and reduce credit-card fees.

Products

We are an independent owner operator of non-financial institution cash-dispensing only ATMs at third-party owned retail and commercial locations for the benefit of the proprietor and customers seeking access to their cash through credit and debit cards.  We generate revenue through transaction or surcharge fees along with collecting interchange fees from processors.  Transaction or surcharge fees are determined by us in cooperation with the proprietor of the location and may or may not be split.  Interchange fees paid by the issuing card company may be paid to the processor and split with us, though this is not a guaranteed revenue stream like the surcharge fee.

Objectives

We service and operate nine retail location ATMs in Salt Lake City and Heber City, Utah.  We are seeking to gain additional market share by increasing the number of machines placed in retail locations and improving the quality of our equipment in order to maintain repeat customers.

Targets

City Media currently targets new locations and customers along the Wasatch Front in Salt Lake City, Utah, who seek the convenience of obtaining cash through the use of their credit or debit cards and are willing to pay a fee for the convenience.

Distribution Methods of the Products or Services

Our services are distributed through our nine cash machines at various locations primarily at small business locations around the Salt Lake City and Heber Utah areas.

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

Dependence on One or a Few Major Customers

We have deployed our ATMs to nine different ATM locations that are privately owned and independent of one another so we are not dependent on any one location.

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

Need for any Governmental Approval of Principal Products or Services

Non-Bank owned ATMs are primarily regulated at the State level and Federal EFT (Electronic Fund Transfer) Law and more specifically Federal Regulation E, which was promulgated pursuant to the Federal EFT.  The regulatory requirements dictate basic disclosures such as clear markings including contact information, fee amounts, proper lighting, etc.  Registration of the ATMs is complied with by assistance from the processing company.  Management believes that we are in full compliance with all state and federal regulations in this regard and have never had any violations.

We are also subject to changes in banking laws and rules and regulations of governmental agencies that oversee the financial industry.  These changes could have a material adverse effect on our business.  We are also subject to regulations already in effect, or those that may be enacted in the future, which create additional requirements on our ability to deploy ATM machines or limit the fee amounts that ATM operators can charge customers.

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

Number of Total Employees and Number of Full Time Employees

As of September 30, 2012, we employed no employees, except our executive officers that receive no salaries.  Also, the Chief Operations Officer of our wholly-owned subsidiary, Calvin Jones, is the principal of Wasatch ATM, LLC that we currently have an ATM servicing contract with and pay $1,400 per month.

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

With the merger with Charta and our focus on Charta’s business operations and plan, we have limited operating history on which to make an investment decision. Accordingly, City Media’s business strategy may not be successful. Failure to implement the business strategy could materially adversely affect our business, financial condition and results of operations. Through September 30, 2012, City Media’s business has not shown a profit in operations and has generated limited revenue.  Additionally, we have very limited resources and we continue to lose money.  There can be no assurance we will achieve or attain profitability or be able to raise sufficient capital to stay in business. If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.

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

ITEM 2:  PROPERTIES

We presently utilize the office space of our President, Thomas Howells, and Travis Jenson, a director, at no cost, located at 4685 S. Highland Drive #202, Salt Lake City, Utah 84117.  The cost for the use of the office space and telephone is minimal.  Pursuant to our agreement with Wasatch ATM, LLC, we utilize, at no costs, space provided by Calvin Jones, a stockholder and an officer of Charta for non-deployed ATMs.  The cost for the use of this space is minimal.

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

ITEM 4:  MINE SAFETY DISCLOSURE

None; not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD” [now “FINRA”]) on August 21, 2012, under the symbol “CTYM”.  There is currently no established trading market for shares of our common tock.  Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger.  In any event, no assurance can be given that any market for our common stock will develop or be maintained.

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market.  For information regarding the requirements of resales under Rule 144, see the heading “Rule 144” below.

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Closing Bid
2010	High	Low
October 1 – December 31	NONE	NONE
2011
January 3 – March 31	NONE	NONE
April 1 – June 30	NONE	NONE
July 1 – September 30	NONE	NONE
October 1 – December 31	NONE	NONE
2012
January 3 – March 30	NONE	NONE
April 2 – June 29	NONE	NONE
July 2 – September 28	NONE	NONE
*August 21, 2012 was start of trading

Holders

We currently have approximately 65 shareholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales

We did not issue any unregistered securities during the fiscal years ended September 30, 2012, and 2011.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended September 30, 2012, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

We have not made any purchases of our outstanding equity securities; nor have any purchases of our equity securities been made by any person who may be deemed to have been one of our “affiliates.”

ITEM 6:  SELECTED FINANCIAL DATA

For the year ended September 30, 2012, the Company had cash and cash equivalents of $2,309 and working capital deficit of $3,287.  At September 30, 2011, the Company had cash and cash equivalents of $4,123 and working capital of $3,668.

The following table shows selected summarized financial data for the Company.  The data should be read in conjunction with the financial statements and notes included in this annual report.

STATEMENT OF OPERATIONS DATA:

City Media, Inc.:
	For the Year Ended September 30, 2012	For the Year Ended September 30, 2011
Revenues	$30,579	$34,159
Cost of Goods Sold
Operating Expenses	68,669	57,906
Net Income (Loss)	(39,692)	(28,360)
Basic Income (Loss) per Share	(0.01)	(0.01)
Weighted Average Number of Shares Outstanding	8,968,000	8,968,000
BALANCE SHEET DATA:
	September 30, 2012	September 30, 2011
Total Current Assets	$4,337	$6,269
Total Assets	51,745	65,813
Total Current Liabilities	7,624	2,601
Working Capital (Deficit)	(3,287)	3,668
Stockholders’ Equity	6,519	46,211

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

Plan of Operation

Our primary focus for 2012-2013 is the increased placement of ATM machines for public use along the Wasatch Front in the State of Utah.  During the fiscal year ended September 30, 2012, we had a total of nine machines in operation.  As we continue looking for locations to place our machines, and as our machines are deployed, we believe we will be at break even or able to make a slight profit.  Each machine added should move us toward seeing a positive cash flow.  Given our current lack of liquidity and the current difficulty in obtaining debt from traditional banking sources, we will focus future fund raising on the sale of our equity securities.  There can be no assurance that we will be successful at raising additional capital and without additional capital, we will not be able to expand operations and reach long term profitability.

Liquidity and Capital Resources

We had $2,309 cash or cash equivalents on hand as of September 30, 2012. During the year ended September 30, 2011, we received $17,001 from certain shareholders to cover expenses during the year.  On December 6, 2011 the Company signed convertible promissory notes with certain shareholders resulting in the conversion of $17,001 of accounts payable to long-term notes payable.  In addition, the notes provided for additional liquidity resources in the amount of $36,000.  As of September 30, 2012 and until the notes are converted, the loan from certain shareholders accrues interest on the outstanding principal amount at the rate of eight and one-half (8.5%) percent accrued monthly and is payable upon demand.

As of September 31, 2012, the Company had depleted its access to the capital pursuant to the promissory notes dated December 6, 2011, while sustaining operations, legal expenses, and more recently, attaining its DTC eligibility.  On September 28, 2012, the Company signed convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $24,000 available to be used at the Company’s discretion.

The Company has accumulated operating losses of $86,324.  Currently, management’s plans include placing more ATMs in retail locations in order to improve our cash flows.  The Company has an availability of funds sufficient for the next 12 months.

Results of Operations

Revenue for the fiscal years ended September 30, 2012, and 2011, were $30,579 and $34,149, respectively, a decrease of $3,580. The decrease in revenue was a result of the termination of four of our ATM locations.

During the year ended September 30, 2012, we had a net loss of $39,692, resulting from operations.  During the period ending September 30, 2011, we had a net loss of $28,360, also resulting from operations. The increase in our net loss from September 30, 2011, to September 30, 2012, was due to increased general and administrative expenses and the costs associated with filing our 15c2-11 and obtaining DTC eligibility.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended September 30, 2012.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide this information under Regulation S-K.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CITY MEDIA, INC.

CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
City Media, Inc.

We have audited the accompanying consolidated balance sheets of City Media, Inc. and subsidiary as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City Media, Inc. as of September 30, 2012 and 2011, and the consolidated results of its operations and cash flows for the year ended September 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
December 18, 2012

CITY MEDIA, INC.
Consolidated Balance Sheets
September 30, 2012 and 2011

	9/30/2012	9/30/2011

ASSETS

Current Assets:
Cash	$2,309	$4,123
Accounts Receivable	2,028	2,146
Total Current Assets	4,337	6,269
Property plant & equipment net of accumulated depreciation
of $8,423 and $6,996, respectively	13,731	8,310
Property held for sale	-	7,749
Intangible Assets	33,677	43,485

TOTAL ASSETS	$51,745	$65,813

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Related Party Accounts Payable	$1,400	$1,735
Accounts Payable	963	866
Current portion of long term debt - Related Party	5,261	-
Total Current Liabilities	7,624	2,601
Long Term Liabilities:
Accrued Interest Related Party	1,602	-
Notes Payable to Related Parties	36,000	17,001
Total Long Term Liabilities	37,602	17,001
Total Liabilities	45,226	19,602

Stockholders' Equity
Preferred Stock 10,000,000 shares authorized having a
par value of $0.001 per share; with no shares issued and
outstanding as of September 30, 2012 and September 30, 2011,
respectively	-	-
Common Stock 90,000,000 shares authorized having a
par value of $0.001 per share; 8,968,000 shares issued and
outstanding as of September 30, 2012 and September 30, 2011,
respectively	8,968	8,968
Additional Paid-in Capital	83,875	83,875
Accumulated Deficit	(86,324)	(46,632)
Total Stockholders' Equity	6,519	46,211

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,745	$65,813

See accompanying notes to consolidated financial statements.

CITY MEDIA, INC.
Consolidated Statements of Operations
For the Years Ended September 30, 2012 and 2011

	For the	For the
	Year	Year
	Ended	Ended
	September 30,	September 30,
	2012	2011
Revenues
Revenues from transaction fees	$30,579	$33,159
Revenues from equipment rental	-	1,000
Total Revenues	30,579	34,159

Operating Expenses
General and Administrative	35,886	39,255
Depreciation	1,426	6,464
Loss on Sale of Equipment	4,749	-
Impairment of Intangible Assets	9,808	-
Service, related party	16,800	12,187
Total Operating Expense	68,669	57,906
Operating Loss	(38,090)	(23,747)
Interest Expense, related party	1,602	4,613
Net Loss	$(39,692)	$(28,360)
Loss per Common Share - Basic & Diluted	$(0.01)	$(0.01)
Weighted Average Shares Outstanding - Basic & Diluted	8,968,000	8,968,000

See accompanying notes to consolidated financial statements.

CITY MEDIA, INC.
Consolidated Statements of Stockholders’ Equity
For the Year Ended September 30, 2012 and 2011

					Additional		Net
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity

Balance, September 30, 2010	-	$-	8,968,000	$8,968	$83,875	$(18,272)	$74,571

Net loss for the year ended September 30, 2011						(28,360)	(28,360)

Balance, September 30, 2011	-	-	8,968,000	8,968	83,875	(46,632)	46,211

Net loss for the year ended September 30, 2012						(39,692)	(39,692)

Balance, September 30, 2012	-	$-	8,968,000	$8,968	$83,875	$(86,324)	$6,519

See accompanying notes to consolidated financial statements.

CITY MEDIA, INC.
Consolidated Statements of Cash Flows
For the Year Ended September 30, 2012 and 2011

	For the	For the
	Year	Year
	Ended	Ended
	September 30,	September 30,
	2012	2011

Cash Flows From Operating Activities
Net Loss	$(39,692)	$(28,360)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	1,426	6,464
(Increase)/Decrease in restricted cash	-	40,000
Impairment of Intangible Assets	9,808	-
Loss on sale of equipment	4,749	-
(Increase)/Decrease in accounts receivable	118	1,382
Increase/(Decrease) in accounts payable	(238)	1,085
Accrued interest on related party loan	1,602	-
Net Cash from Operating Activities	(22,227)	20,571

Cash Flows from Investing Activities
Proceeds from sale of equipment	3,000	-
Net Cash from Investing Activities	3,000	-

Cash Flows from Financing Activities
Principal payments on Notes Payable	(1,586)	-
Proceeds from notes payable to related parties	18,999	17,001
Payments on Related Party Loan	-	(40,000)
Net Cash from Investing Activities	17,413	(22,999)

Net Decrease in Cash	(1,814)	(2,428)
Beginning Cash Balance	4,123	6,551
Ending Cash Balance	$2,309	$4,123

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$310	$5,200
Cash paid during the period for taxes	$-	$-
Assets acquired in exchange for related party debt	$6,800	$-

See accompanying notes to consolidated financial statements.

CITY MEDIA, INC.
Notes to Consolidated Financial Statements
September 30, 2012

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

The Company owns, maintains and places automated teller machines (“ATMs”) at high traffic consumer locations in Salt Lake City, Utah and surrounding cities.

During 2010, the Company’s fiscal year end was changed from December 31 to September 30.

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

d. Equipment

The primary nature of the Company’s equipment is ATMs.  The ATMs are depreciated utilizing a straight line method.  The useful life of each machine is approximately twelve years.  The Company has a policy to immediately expense equipment with a cost of less than $400.

	September 30,	September 30,
	2012	2011
ATM Machines	$21,852	$15,306
Accumulated Depreciation	(8,121)	(6,996)
Property plant & equipment net of accumulated depreciation	$13,731	$8,310

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

Whereas the Company is primarily focused on the placement and management of ATMs, the vehicle owned by the Company at the year ended September 30, 2011, was donated to a non-profit organization during the year ended September 30, 2012.  The vehicle represented an insignificant portion of the property held for sale.  During the year ended September 30, 2012, the Company sold the pressure washer equipment for $3,000.

e. Revenue Recognition

The Company recognizes revenue on a completed transaction basis.  The revenue earned is the net ATM transaction fees consisting of gross processing fees charged at the point of sale location less any portion of such fee payable to the location owner, as negotiated on a per location basis.  All transactions are preauthorized and no allowance for bad debt is required.

f. Basic and Diluted Income (Loss) Per Common Share

Basic and diluted net loss per common share has been calculated by dividing the net loss for the year by the basic and diluted weighted average number of shares outstanding.  There were 360,000 common stock equivalents as of September 30, 2012 related to the convertible promissory notes. See Note 5. Those potentially dilutive common stock equivalents were excluded from the diluted loss per share calculation as they would be antidilutive due to the net loss.

g. Impact of New Accounting and Reporting Standards

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

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements

h. Intangibles

The Company’s intangible assets represent the allocated value of the purchase price paid for the ATMs when the ATMs were purchased in operating locations with written or implied contracts to continue to house the ATMs for an indefinite period of time, thus exposing the ATMs to the same customer base that existed prior to the purchase.  We test intangible assets determined to have indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. The Company uses a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flows. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. There were impairment charges of $9,808 during the year ended September 30, 2012.

i. Income Taxes

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

The Company classifies tax-related penalties and net interest on income taxes as income tax expense. As of September 30, 2012 and 2011, no income tax expense had been incurred.

j. Consolidation

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

The provision for income taxes consists of the following:

	2012	2011
Current tax	$—	$—
Deferred tax benefit	(7,938)	(5,672
Benefits of operating loss carryforwards	7,938	5,672
Provision for Income Tax	$—	$—

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of September 30, 2012.  Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

Description	NOL Balance	Tax	Rate
Net Operating Loss	$72,442	$14,488	20%
Valuation Allowance		(14,488)
Deferred Tax Asset – 9/30/2012		$—

During the years ended September 30, 2012 and 2011, the valuation allowance increased $7,938 and $5,672, respectively.

The Company has the following operating loss carry forwards available at September 30, 2012:

Operating Losses
Expires	Amount
2031	32,750
2032	39,692

Reconciliation between income taxes at the statutory tax rate (20%) and the actual income tax provision for continuing operations follows:

	2012	2011
Expected Tax Provision	$(7,938)	$(5,672)
Effect of:
Increase in Valuation Allowance	7,938	5,672
Actual Tax Provision	$—	$—

Uncertain Tax Positions

The Company has evaluated its uncertain tax positions as required by ASC 740 and determined that any required adjustments would not have a material impact on the Company’s balance sheet, statement of operations, or statement of cash flows.

A reconciliation of our unrecognized tax benefits for 2012 is presented in the table below:

Balance as of September 30, 2011	$-
Additions based on tax positions related to the current year	-
Reductions for tax positions of prior years	-
Reductions due to expiration of statute of limitations	-
Settlements with taxing authorities	-
Balance as of September 30, 2012	$-

The tax years 2009 through 2011 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

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

As of September 30, 2012 and 2011, $1,400 and $1,735, respectively, was due to Wasatch, which is included in the “Related Party Accounts Payable” line item.

NOTE 5 - RELATED PARTY TRANSACTIONS / LONG-TERM DEBT

During the year ended September 30, 2011, the Company received $17,001 from certain shareholders to cover expenses during the year.  On December 6, 2011 the Company signed convertible promissory notes with these shareholders resulting in a reclassification of $17,001 from a current liability to long-term notes payable.  During the year ended September 30, 2012, the Company borrowed an additional $18,999 on these notes. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company.  As of December 6, 2011 and until the notes are converted or settled, the loan from certain shareholders accrues interest at 8.5% per annum.  Total accrued interest on loans from shareholders at September 30, 2012 totaled $1,602.  Interest and principal is due on December 6, 2013.

As of September 30, 2012, the Company had depleted its access to the capital pursuant to the promissory notes dated December 6, 2011, while sustaining operations, legal expenses, and more recently, attaining its DTC eligibility.  On September 28, 2012, the Company signed convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $24,000 available to be used at the Company’s discretion.  The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company.  When the Company borrows against the notes from certain shareholders, interest will begin to accrue on any outstanding amount at a rate of 8.5% per annum.  Interest and principal will be due on September 28, 2014.

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

Our management, with the participation of the President and Secretary/Treasurer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of September 30, 2012, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended September 30, 2012.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Thomas J. Howells	40	President & Director	September 2010
Kelly Trimble	54	Secretary/Treasurer & Director	September 2010
Travis Jenson	40	Director	September 2010

Background and Business Experience

Thomas J. Howells - Mr. Howells is 40 years of age. He graduated from Westminster College of Salt Lake City, Utah, with a Bachelor’s degree in Business in 1994 and a Master of Business Administration in 2004. Mr. Howells has been an employee and the Secretary/Treasurer of Jenson Services, Inc. for 14 years, a consulting firm focusing primarily on general business consulting. Mr. Howells has served as an Officer and Director of a number of public companies and is currently the President and CEO of LipidViro Tech, Inc. (OTCBB: LPVO), a blank-check company since the disposition of its operating subsidiary in 2008.  Mr. Howells is a principal in Plattform Building Systems, Inc., a privately held company in the construction business specializing in precast composite structural floor systems.

Kelly Trimble - Mr. Trimble is 54 years old.  Mr. Trimble has been self-employed for the past 25 years during which time has been involved in personal investments in primarily development stage companies.  Mr. Trimble also provides consulting services to companies, and is a principal in Plattform Building Systems, Inc., a privately held company in the construction business specializing in precast composite structural floor systems.

Travis T. Jenson - Mr. Jenson graduated with honors from Westminster College in 1995 with a B.S. degree. Since January of 1996, Mr. Jenson has worked for Jenson Services, Inc., a Utah corporation consulting firm focusing primarily on general business consulting. Mr. Jenson is currently the President and a director of Jenson Services. Additionally, Mr. Jenson has served on the board of a number of public companies and is currently the President and Director of TC X Calibur, Inc. (OTCBBB: TCXB), a blank-check Nevada corporation.
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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year or Period (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Thomas J. Howells, President & Director	2012 2011 2010	$0 $0 $0	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Kelly Trimble, Secretary, Treasurer & Director	2012 2011 2010	$0 $0 $0	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Travis T. Jenson, Director	2012 2011 2010	$0 $0 $0	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A

Outstanding Equity Awards at Fiscal Year-End

We have no outstanding equity awards or any equity compensation or similar authorized plans.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the fiscal years ended September 30, 2012 or 2011.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 18, 2012, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of City Media to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of City Media and all executive officers and directors of City Media as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

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

The following table sets forth the share holdings of those persons who own more than five percent (5%) of our common stock based upon 8,968,000 shares being outstanding as of December 18, 2012:

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

Security Ownership of Management

The following table sets forth the share holdings of management as of December 18, 2012, based upon 8,968,000 shares being outstanding.

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

Other Related Party

During the year ended September 30, 2011, we received $17,001 from certain shareholders to cover expenses during the year.  On December 6, 2011 the Company signed convertible promissory notes with certain shareholders resulting in the conversion of $17,001 of accounts payable to long-term notes payable.  In addition, the notes provided for additional liquidity resources in the amount of $36,000.  As of September 30, 2012 and until the notes are converted, the loan from certain shareholders accrues interest at 8.5% per annum.

As of September 31, 2012, the Company had depleted its access to the capital pursuant to the promissory notes dated December 6, 2011, while sustaining operations, legal expenses, and more recently, attaining its DTC eligibility.  On September 28, 2012, the Company signed convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $24,000 available to be used at the Company’s discretion.

We presently utilize the office space of our President, Thomas Howells, and Travis Jenson, a director, at no cost, located at 4685 S. Highland Drive #202, Salt Lake City, Utah 84117.  Pursuant to our agreement with Wasatch ATM, LLC, we utilize, at no costs, space provided by Calvin Jones, a stockholder and an officer of Charta for non-deployed ATMs.

Transactions with Promoters and Control Persons

There have been no transactions, since the beginning of our last fiscal year, nor are there any currently proposed transactions, in which we were or are to be a participant in which the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Parents of the Issuer

None; not applicable.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended September 30, 2012, and 2011:

Fee Category	2012	2011
Audit Fees	$12,226	$16,932
Audit-related Fees	$0	$0
Tax Fees	$1,325	$3,408
All Other Fees	$0	$0
Total Fees	$13,551	$20,340

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)         Financial Statements.  See the audited financial statements for the fiscal years ended September 30, 2012, and 2011, contained in Part II, Item 8, above, which are incorporated herein by this reference.

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

CITY MEDIA, INC.

Date:	December 18, 2012	By:	/s/ Thomas J. Howells
Thomas J. Howells President and Director Chief Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CITY MEDIA, INC.

Date:	December 18, 2012	By:	/s/ Thomas J. Howells
Thomas J. Howells President and Director Chief Executive Officer, Principal Financial Officer

Date:	December 18, 2012	By:	/s/ Kelly Trimble
Kelly Trimble Secretary/Treasurer and Director