Form 10-Q
period 2012-12-31
City Media, Inc.
filed 2013-02-05
CIK 1508594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of February 5, 2013
Common Capital Voting Stock, $0.001 par value per share	8,968,000 shares

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

December 31, 2012
C O N T E N T S

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6

CITY MEDIA, INC.
Condensed Consolidated Balance Sheets
December 31, 2012 and September 30, 2012
(Unaudited)

	12/31/2012	9/30/2012

ASSETS

Current Assets:
Cash	$4,641	$2,309
Accounts Receivable	1,910	2,028
Total Current Assets	6,551	4,337
Property plant & equipment net of accumulated depreciation
of $8,726 and $8,423, respectively	13,428	13,731
Intangible Assets	33,677	33,677

TOTAL ASSETS	$53,656	$51,745

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Related Party Accounts Payable	$1,400	$1,400
Accounts Payable	11,466	963
Current portion of long term debt - Related Party	4,438	5,261
Total Current Liabilities	17,304	7,624
Long Term Liabilities:
Accrued Interest Related Party	2,408	1,602
Notes Payable to Related Parties	39,000	36,000
Total Long Term Liabilities	41,408	37,602
Total Liabilities	58,712	45,226

Stockholders' Equity (Deficit)
Preferred Stock 10,000,000 shares authorized having a
par value of $0.001 per share; with no shares issued and
outstanding as of December 31, 2012 and September 30, 2012,
respectively	-	-
Common Stock 90,000,000 shares authorized having a
par value of $0.001 per share; 8,968,000 shares issued and
outstanding as of December 31, 2012 and September 30, 2012,
respectively	8,968	8,968
Additional Paid-in Capital	83,875	83,875
Accumulated Deficit	(97,899)	(86,324)
Total Stockholders' Equity (Deficit)	(5,056)	6,519

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$53,656	$51,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Condensed Consolidated Statements of Operations
For the Three Months Ended December 31, 2012 and 2011
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2012	2011
Revenues
Revenues from transaction fees	$6,303	$8,382
Total Revenues	6,303	8,382

Operating Expenses
General and Administrative	12,569	12,228
Depreciation	303	404
Loss on Sale of Equipment	-	4,749
Service, related party	4,200	4,200
Total Operating Expense	17,072	21,581
Operating Loss	(10,769)	(13,199)
Interest Expense, related party	806	99
Net Loss	$(11,575)	$(13,298)
Loss per Common Share - Basic & Diluted	$(0.01)	$(0.01)
Weighted Average Shares Outstanding - Basic & Diluted	8,968,000	8,968,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2012 and 2011
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2012	2011

Cash Flows From Operating Activities
Net Loss	$(11,575)	$(13,298)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	303	404
Loss on sale of equipment	-	4,749
(Increase)/Decrease in accounts receivable	118	(3,499)
Increase/(Decrease) in accounts payable	10,503	6,446
Accrued interest on related party loan	806	99
Net Cash from Operating Activities	155	(5,099)

Cash Flows from Investing Activities
Proceeds from sale of equipment	-	3,000
Net Cash from Investing Activities	-	3,000

Cash Flows from Financing Activities
Principal payments on Notes Payable	(823)	-
Proceeds from notes payable to related parties	3,000	-
Net Cash from Investing Activities	2,177	-

Net Increase/(Decrease) in Cash	2,332	(2,099)
Beginning Cash Balance	2,309	4,123
Ending Cash Balance	$4,641	$2,024

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$125	$-
Cash paid during the period for taxes	$200	$-
Assets acquired in exchange for related party debt	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
December 31, 2012

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.  The results of operations for the three month period ended December 31, 2012 are not necessarily indicative of the operating results for the full year.

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

As of December 31, 2012 and 2011, $1,400 and $1,400, respectively, was due to Wasatch, which is included in the “Related Party Accounts Payable” line item.

NOTE 4 - RELATED PARTY TRANSACTIONS / LONG-TERM DEBT

During the year ended September 30, 2011, the Company received $17,001 from certain shareholders to cover expenses during the year.  On December 6, 2011 the Company signed convertible promissory notes with these shareholders resulting in a reclassification of $17,001 from a current liability to long-term notes payable.  During the year ended September 30, 2012, the Company borrowed an additional $18,999 on these notes. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company.  As of December 6, 2011 and until the notes are converted or settled, the loan from certain shareholders accrues interest at 8.5% per annum.  Total accrued interest on these loans from shareholders at December 31, 2012 totaled $2,400.  Interest and principal is due on December 6, 2014.

As of September 30, 2012, the Company had depleted its access to the capital pursuant to the promissory notes dated December 6, 2011, while sustaining operations, legal expenses, and more recently, attaining its DTC eligibility.  On September 28, 2012, the Company signed convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $24,000, with $21,000 available at December 31, 2012, to be used at the Company’s discretion.  The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company.  As of December 20, 2012 and until the notes are converted, the loan from certain shareholders accrues interest on any outstanding amount at a rate of 8.5% per annum.  Total accrued interest on these loans from shareholders at December 31, 2012 totaled $8.  Interest and principal will be due on September 28, 2014.

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

Results of Operations

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

During the three months ended December 31, 2012, we recognized $6,303 in revenues.  During the three months ended December 31, 2011, we recognized $8,382 in revenues.  The decrease in revenue for the period ended 2012 over the same period in 2011 can be attributed to new regulations governing surcharge fees and the termination of four of our ATM locations during 2012.

We had a net loss for the three months ended December 31, 2012, of $11,575 and a net loss of $13,298 for the three months ended December 31, 2011.  Part of the loss for 2011 was the result of increased expenses related to SEC reporting obligations.  The loss for 2012 is the result of decreased revenue due to the closure of four of our ATM locations, as well as increased expenses related to complying with new XBRL filing requirements.  As we expand our operations, we are hopeful our revenues should start to increase.  We will need additional capital to expand operations and anticipate seeking equity capital in 2013.

Additionally, as our business operations are only beginning, it is difficult to predict our ability to generate sufficient revenue to generate positive cash flows.  Currently our biggest expenses are related to general and administrative costs which were $12,569 for the three months ended December 31, 2012 and $12,228 for the three months ended December 31, 2011.  Our service fee to maintain ATM cash levels and operating functionality is $1,400 a month.  We anticipate these fees remaining constant during 2013; however, they may rise in the future as we deploy more machines.

Liquidity and Capital Requirements

We had $4,641 cash or cash equivalents on hand as of December 31, 2012. During the years ended September 30, 2012 and 2011, we received $36,001 from certain shareholders to cover expenses during those years, for which, on December 6, 2011 the Company signed convertible promissory notes.  Until the notes are converted or settled, the loan from certain shareholders accrues interest at 8.5% per annum.  Accrued interest on these loans from shareholders for the three-month period ended December 31, 2012 totaled $798.  Total accrued interest on these loans from shareholders at December 31, 2012 totaled $2,400.  Interest and principal is due on December 6, 2013.

As of September 30, 2012, the Company had depleted its access to the capital pursuant to the promissory notes dated December 6, 2011, while sustaining operations, legal expenses, and more recently, attaining its DTC eligibility.  On September 28, 2012, the Company signed convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $24,000, with $21,000 available at December 31, 2012, to be used at the Company’s discretion.  The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company.  As of December 20, 2012 and until the notes are converted, the loan from certain shareholders accrues interest on any outstanding amount at a rate of 8.5% per annum.  Accrued interest on loans from shareholders for the three-month period ended December 31, 2012 totaled $8.  Interest and principal will be due on September 28, 2014.

Total accrued interest on all loans from shareholders at December 31, 2012 totaled $2,408.

The Company has accumulated operating losses of $97,899.  Currently, management’s plans include placing more ATMs in retail locations in order to improve our cash flows.  The Company has an availability of funds sufficient for the next 12 months.

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

CITY MEDIA, INC.
(Issuer)

Date:	February 5, 2013	By:	/s/ Thomas J. Howells
Thomas J. Howells, Director, President and Chief Executive Officer, Principal Financial Officer