Form 10-Q
period 2013-06-30
City Media, Inc.
filed 2013-08-08
CIK 1508594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 8, 2013
Common Capital Voting Stock, $0.001 par value per share	8,968,000 shares

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

June 30, 2013
C O N T E N T S

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6

CITY MEDIA, INC.
Condensed Consolidated Balance Sheets
June 30, 2013 and September 30, 2012
(Unaudited)

	6/30/2013	9/30/2012

ASSETS

Current Assets:
Cash	$1,323	$2,309
Accounts Receivable	1,324	2,028
Total Current Assets	2,647	4,337
Property plant & equipment net of accumulated depreciation
of $9,321 and $8,423, respectively	12,833	13,731
Intangible Assets	33,677	33,677

TOTAL ASSETS	$49,157	$51,745

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Related Party Accounts Payable	$1,400	$1,400
Accounts Payable	905	963
Current portion of long term debt - Related Party	2,729	5,261
Total Current Liabilities	5,034	7,624
Long Term Liabilities:
Accrued Interest Related Party	4,577	1,602
Notes Payable to Related Parties	52,501	36,000
Total Long Term Liabilities	57,078	37,602
Total Liabilities	62,112	45,226

Stockholders' Equity (Deficit)
Preferred Stock 10,000,000 shares authorized having a
par value of $0.001 per share; with no shares issued and
outstanding as of June 30, 2013 and September 30, 2012,
respectively	-	-
Common Stock 90,000,000 shares authorized having a
par value of $0.001 per share; 8,968,000 shares issued and
outstanding as of June 30, 2013 and September 30, 2012,
respectively	8,968	8,968
Additional Paid-in Capital	83,875	83,875
Accumulated Deficit	(105,798)	(86,324)
Total Stockholders' Equity (Deficit)	(12,955)	6,519

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$49,157	$51,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended June 30, 2013 and 2012
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Revenues
Revenues from transaction fees	$4,482	$7,127	$17,087	$24,490
Total Revenues	4,482	7,127	17,087	24,490

Operating Expenses
General and Administrative	4,036	3,386	20,006	20,253
Depreciation	299	299	897	1,123
Loss on Sale of Equipment	-	-	-	4,749
Impairment of Intangible Assets	-	-	-	9,808
Service, related party	4,200	4,200	12,600	12,600
Total Operating Expense	8,535	7,885	33,503	48,533
Operating Loss	(4,053)	(758)	(16,416)	(24,043)
Interest Expense, related party	1,227	661	3,058	1,155
Net Loss	$(5,280)	$(1,419)	$(19,474)	$(25,198)
Loss per Common Share - Basic & Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding - Basic & Diluted	8,968,000	8,968,000	8,968,000	8,968,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2013 and 2012
(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2013	2012

Cash Flows From Operating Activities
Net Loss	$(19,474)	$(25,198)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	898	1,077
Impairment of Intangible Assets	-	9,808
Loss on sale of equipment	-	4,749
(Increase)/Decrease in accounts receivable	704	(288)
Increase/(Decrease) in accounts payable	(58)	(1,188)
Accrued interest on related party loan	2,975	984
Net Cash from Operating Activities	(14,955)	(10,056)

Cash Flows from Investing Activities
Proceeds from sale of equipment	-	3,000
Net Cash from Investing Activities	-	3,000

Cash Flows from Financing Activities
Principal payments on Notes Payable	(2,532)	(730)
Proceeds from notes payable to related parties	16,501	4,500
Net Cash from Investing Activities	13,969	3,770

Net Increase/(Decrease) in Cash	(986)	(3,286)
Beginning Cash Balance	2,309	4,123
Ending Cash Balance	$1,323	$837

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$312	$171
Cash paid during the period for taxes	$200	$-
Assets acquired in exchange for related party debt	$-	$6,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2013

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.  The results of operations for the three and nine month periods ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – RELATED PARTY TRANSACTIONS / SERVICE AGREEMENT

The Company has a Service Agreement with Wasatch ATM (“Wasatch”), a Utah limited liability corporation owned and managed by a Company stockholder.  The agreement provides for Wasatch to provide all maintenance, repair and service work along with distribution of vault cash.  Wasatch is compensated at a set rate of $1,400 per month. The agreement is automatically extended for successive annual renewal terms, and provides for an additional one-time $500 payable upon the placement of each additional ATM and an allowance of $500 per quarter for expenses.

As of June 30, 2013 and September 30, 2012, $1,400 and $1,400, respectively, was due to Wasatch, which is included in the “Related Party Accounts Payable” line item.

NOTE 4 - RELATED PARTY TRANSACTIONS / LONG-TERM DEBT

During the year ended September 30, 2011, the Company received $17,001 from certain shareholders to cover expenses during the year.  On December 6, 2011 the Company signed convertible promissory notes with these shareholders resulting in a reclassification of $17,001 from a current liability to long-term notes payable.  During the year ended September 30, 2012, the Company borrowed an additional $18,999 on these notes. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company.  As of December 6, 2011 and until the notes are converted or settled, the loan from certain shareholders accrues interest at 8.5% per annum.  Total accrued interest on these loans from shareholders at June 30, 2013 totaled $4,020.  Interest and principal is due on December 6, 2014.

As of September 30, 2012, the Company had depleted its access to the capital pursuant to the promissory notes dated December 6, 2011, while sustaining operations, legal expenses, and more recently, attaining its DTC eligibility.  On September 28, 2012, the Company signed convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $24,000, with $7,499 available at June 30, 2013, to be used at the Company’s discretion.  The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company.  As of December 20, 2012 and until the notes are converted, the loan from certain shareholders accrues interest on any outstanding amount at a rate of 8.5% per annum.  Total accrued interest on these loans from shareholders at June 30, 2013 totaled $557.  Interest and principal will be due on September 28, 2014.

On June 24, 2013, the Company signed convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $21,000, with $21,000 available at June 30, 2013, to be used at the Company’s discretion.  The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company.  As of June 30, 2013, there was no outstanding amount; however, the loan from certain shareholders will accrue interest on any outstanding amount at a rate of 8.5% per annum.

In conjunction with new ADA compliance regulations that took effect on March 15, 2012, requiring certain costly upgrades be made to all Hantle/Tranax and Hyosung ATM machines, the Company’s Board of Directors gave their unanimous consent on March 1, 2012, to purchase three new ATM machines that comply with the new ADA compliance regulations.  The Board agreed that the new machines should be purchased and financed through our servicing partner, Wasatch ATM.  The balance of $6,800 began accruing interest of 10% APR on April 1, 2012.  Monthly payments of $316 are due on the first of every month, commencing on May 1, 2012, until the loan is paid in full on March 1, 2014.  The balance owed as of June 30, 2013 was $2,729.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

During the three months ended June 30, 2013, we recognized $4,482 in revenues.  During the three months ended June 30, 2012, we recognized $7,127 in revenues.  The decrease in revenue for the period ended 2013 over the same period in 2012 can be attributed to new regulations governing surcharge fees and the termination of four of our ATM locations during 2012.

We had a net loss for the three months ended June 30, 2013, of $5,280 and a net loss of $1,419 for the three months ended June 30, 2012.  The loss for 2013 is the result of decreased revenue due to the closure of four of our ATM locations, as well as increased expenses related to complying with new XBRL filing requirements.  As we expand our operations, we are hopeful our revenues should start to increase.  We will need additional capital to expand operations and anticipate seeking equity capital in 2014.

Additionally, as our business operations are only beginning, it is difficult to predict our ability to generate sufficient revenue to generate positive cash flows.  Currently our biggest expenses are related to general and administrative costs which were $4,036 for the three months ended June 30, 2013 and $3,386 for the three months ended June 30, 2012.  Our service fee to maintain ATM cash levels and operating functionality is $1,400 per month.  We anticipate these fees remaining constant during 2013; however, they may rise in the future if we deploy more machines.

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

During the nine months ended June 30, 2013, we recognized $17,087 in revenues.  During the nine months ended June 30, 2012, we recognized $24,490 in revenues.  The decrease in revenue for the period ended 2013 over the same period in 2012 can be attributed to new regulations governing surcharge fees, downtime due to technical and setup issues, and the closure of four retail locations during the 2012 period.

We had a net loss for the nine months ended June 30, 2013, of $19,474 and a net loss of $25,198 for the nine months ended June 30, 2012.  Our net loss for the 2013 period was the result of costs of service for maintaining our ATM machines, as well as general and administrative expenses.  Part of the loss for the 2012 period was for loss on the sale of equipment recognized the first quarter of 2012, and impairment expenses recognized during the second quarter of 2012 with the closure of four of our ATM locations.

Liquidity and Capital Requirements

We had $1,323 cash or cash equivalents on hand as of June 30, 2013. During the years ended September 30, 2012 and 2011, we received $36,000 from certain shareholders to cover expenses during those years, for which, on December 6, 2011 the Company signed convertible promissory notes.  Until the notes are converted or settled, the loan from certain shareholders accrues interest at 8.5% per annum.  Accrued interest on these loans from shareholders for the three-month period ended June 30, 2013 totaled $823.  Total accrued interest on these loans from shareholders at June 30, 2013 totaled $4,020.  Interest and principal is due on December 6, 2014.

As of September 30, 2012, the Company had depleted its access to the capital pursuant to the promissory notes dated December 6, 2011, while sustaining operations, legal expenses, and more recently, attaining its DTC eligibility.  On September 28, 2012, the Company signed convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $24,000, with $7,499 available at June 30, 2013, to be used at the Company’s discretion.  The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company.  As of December 20, 2012 and until the notes are converted, the loan from certain shareholders accrues interest on any outstanding amount at a rate of 8.5% per annum.  Accrued interest on loans from shareholders for the three-month period ended June 30, 2013 totaled $321.  Total accrued interest on these loans from shareholders at June 30, 2013 totaled $557.  Interest and principal will be due on September 28, 2014.

On June 24, 2013, the Company signed convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $21,000, with $21,000 available at June 30, 2013, to be used at the Company’s discretion.  The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company.  As of June 30, 2013, there was no outstanding amount; however, the loan from certain shareholders will accrue interest on any outstanding amount at a rate of 8.5% per annum.

Total accrued interest on all loans from shareholders at June 30, 2013 totaled $4,577.

The Company has accumulated operating losses of $105,798.  Currently, management’s plans include placing more ATMs in retail locations in order to improve our cash flows.  The Company has an availability of funds sufficient for the next 12 months.

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

CITY MEDIA, INC.
(Issuer)

Date:	August 8, 2013	By:	/s/ Thomas J. Howells
Thomas J. Howells, Director, President and Chief Executive Officer, Principal Financial Officer