Form 10-K
period 2013-09-30
City Media, Inc.
filed 2013-12-16
CIK 1508594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended September 30, 2013

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

Applicable only to Registrants involved in Bankruptcy Proceedings during the preceding Five Years

Not applicable.

Outstanding Shares

As of December 16, 2013, the Registrant had 8,968,000 shares of common stock outstanding.

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

PART I

ITEM 1.  BUSINESS

Business Development

City Media, Inc. (the “Company”) was incorporated in the state of Utah in April, 2005.  On or about September 24, 2010, the Company acquired Charta Systems, Inc. (“Charta”) for five million two hundred fifty thousand (5,250,000) shares of the Company’s common stock.  Following the acquisition of the shares, Charta became a wholly owned subsidiary of the Company operating under the name Charta Systems, Inc.  The historical financial information presented is that of Charta, the accounting acquirer.

The Company’s operations at inception were in the outdoor mobile advertising market primary focusing on mobile advertising on the sides and backs of commercial trucks. The company attempted to procure additional clientele through offering washing services to such target market and other high customer traffic areas for small and medium sized businesses. The vehicle and mobile wash equipment was subsequently rented to a former officer, Craig Miller, at a rate of $500 per month following the Charta acquisition.  In September of 2010, the Company acquired Charta Systems, Inc. Charta Systems has owned and operated non-financial institution cash dispensing only ATMs (automatic teller machines) since May of 2008. The machines are placed in hotels, stores, bowling alleys, and other high customer traffic areas for small and medium sized businesses. The Company charges transaction fees on each ATM cash dispensing transaction at various rates as determined by location. The Company currently has nine ATMs in operation and is seeking to acquire additional machines as favorable new locations become available.  Outdoor mobile advertising and mobile washing services are no longer a part of our business plan.

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

Number of Total Employees and Number of Full Time Employees

As of September 30, 2013, we employed no employees, except our executive officers that receive no salaries.  Also, the Chief Operations Officer of our wholly-owned subsidiary, Calvin Jones, is the principal of Wasatch ATM, LLC that we currently have an ATM servicing contract with and pay $1,400 per month.

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

With the merger with Charta and our focus on Charta’s business operations and plan, we have limited operating history on which to make an investment decision. Accordingly, City Media’s business strategy may not be successful. Failure to implement the business strategy could materially adversely affect our business, financial condition and results of operations. Through September 30, 2013, City Media’s business has not shown a profit in operations and has generated limited revenue.  Additionally, we have very limited resources and we continue to lose money.  There can be no assurance we will achieve or attain profitability or be able to raise sufficient capital to stay in business. If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.  Shareholders have provided notes for available funding that should be sufficient for the next 12 months.  As of September 30, 2013, the total remaining available on the notes was $24,099.

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

We could lose all or some of our locations where we maintain machines which would have a material adverse effect on our business.

The duration and enforceability of contracts with individual locations varies and is subject to a high rate of turnover in their respective management and/or ownership that could affect us adversely. Most location contracts are expensive and difficult to enforce even when they are in place.  Currently, we have nine locations and are searching for additional locations to deploy ATM machines.  The completion for the best locations or those locations with heavy foot traffic is very competitive and the loss of any of our current locations would be difficult to replace.  Given we are not profitable having any ATMs not deployed hurts our ability to stay in business and further reduces our limited capital creating serious questions ability our ability to remain in operations.

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

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was listed on the OTC Bulletin Board on August 21, 2012, under the symbol “CTYM”.  We have had no volume in our stock.  No assurance can be given that any viable market for our common stock will develop or be maintained or that shareholders will receive any liquidity capabilities.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Closing Bid
2011	High	Low
October 1 – December 31	NONE	NONE
2012
January 3 – March 30	NONE	NONE
April 2 – June 29	NONE	NONE
July 2 – September 28*	NONE	NONE
October 1 – December 31	NONE	NONE
2013
January 2 – March 28	NONE	NONE
April 1 – June 28	NONE	NONE
July 1 – September 30	NONE	NONE
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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales

We did not issue any unregistered securities during the fiscal years ended September 30, 2013, and 2012.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended September 30, 2013, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

We have not made any purchases of our outstanding equity securities; nor have any purchases of our equity securities been made by any person who may be deemed to have been one of our “affiliates.”

ITEM 6:  SELECTED FINANCIAL DATA

For the year ended September 30, 2013, the Company had cash and cash equivalents of $579 and working capital deficit of $922.  At September 30, 2012, the Company had cash and cash equivalents of $2,309 and working capital of $3,287.

The following table shows selected summarized financial data for the Company.  The data should be read in conjunction with the financial statements and notes included in this annual report.

STATEMENT OF OPERATIONS DATA:

City Media, Inc.:
	For the Year Ended September 30, 2013	For the Year Ended September 30, 2012
Revenues	$21,640	$30,579
Cost of Goods Sold
Operating Expenses	41,225	68,669
Net (Loss)	(23,837)	(39,692)
Basic & Diluted Loss per Share	(0.01)	(0.01)
Weighted Average Number of Shares Outstanding	8,968,000	8,968,000
BALANCE SHEET DATA:
	September 30, 2013	September 30, 2012
Total Current Assets	$2,320	$4,337
Total Assets	48,679	51,745
Total Current Liabilities	3,242	7,624
Working Deficit	(922)	(3,287)
Stockholders’ Equity (Deficit)	(17,318)	6,519

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

Plan of Operation

Our primary focus for 2013-2014 is the increased placement of ATM machines for public use along the Wasatch Front in the State of Utah.  During the fiscal year ended September 30, 2013, we had a total of nine machines in operation.  As we continue looking for locations to place our machines, and as our machines are deployed, we believe we will be at break even or able to make a slight profit.  Each machine added should move us toward seeing a positive cash flow.  Given our current lack of liquidity and the current difficulty in obtaining debt from traditional banking sources, we will focus future fund raising on the sale of our equity securities.  There can be no assurance that we will be successful at raising additional capital and without additional capital, we will not be able to expand operations and reach long term profitability.  Shareholders have provided notes for available funding that should be sufficient for the next 12 months.  As of September 30, 2013, the total remaining available on the notes was $24,099.

Liquidity and Capital Resources

We had $579 cash or cash equivalents on hand as of September 30, 2013. During the year ended September 30, 2011, we received $17,001 from certain shareholders to cover expenses during the year.  On December 6, 2011 the Company signed convertible promissory notes with certain shareholders resulting in the conversion of $17,001 of accounts payable to long-term notes payable.  In addition, the notes provided for additional liquidity resources in the amount of $36,000.  As of September 30, 2013, and until the notes are converted, the loan from certain shareholders accrues interest on the outstanding principal amount at the rate of eight and one-half (8.5%) percent accrued monthly.  On or about November 22, 2013, the notes were extended to make the principal and interest due on December 31, 2015.

As of September 30, 2012, the Company had depleted its access to the capital pursuant to the promissory notes dated December 6, 2011.  On September 28, 2012, the Company signed convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $24,000, with $3,866 available at September 30, 2013, to be used at the Company’s discretion.  The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company.  As of December 20, 2012, and until the notes are converted, the loan from certain shareholders accrues interest on any outstanding amount at a rate of 8.5% per annum.  On or about November 22, 2013, the notes were extended to make the principal and interest due on December 31, 2015.

On June 24, 2013, the Company signed convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $21,000, with $20,233 available at September 30, 2013, to be used at the Company’s discretion.  The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company.  As of September 30, 2013, the loan from certain shareholders will accrue interest on any outstanding amount at a rate of 8.5% per annum and is due on June 24, 2015.

The Company has accumulated operating losses of $110,161.  Currently, management’s plans include placing more ATMs in retail locations in order to improve our cash flows.

Results of Operations

Revenue for the fiscal years ended September 30, 2013, and 2012, were $21,640 and $30,579, respectively, a decrease of $8,939. The decrease in revenue was a result of technical difficulties with a couple of our major locations, building renovations at another location, as well as the result of one “cash-only” location accepting credit cards.

During the year ended September 30, 2013, we had a net loss of $23,837 resulting from operations.  During the period ending September 30, 2012, we had a net loss of $39,692, also resulting from operations. The decrease in our net loss from September 30, 2012, to September 30, 2013, was due to decreased company operating expenses; specifically, the costs associated with filing our 15c2-11 and obtaining DTC eligibility.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended September 30, 2013.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide this information under Regulation S-K.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CITY MEDIA, INC.

CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
City Media, Inc.

We have audited the accompanying consolidated balance sheets of City Media, Inc. and subsidiary as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City Media, Inc. as of September 30, 2013 and 2012, and the consolidated results of its operations and cash flows for the years ended September 30, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
December 16, 2013

CITY MEDIA, INC.
Consolidated Balance Sheets
September 30, 2013 and 2012

	9/30/2013	9/30/2012

ASSETS

Current Assets:
Cash	$579	$2,309
Accounts Receivable	1,741	2,028
Total Current Assets	2,320	4,337
Property plant & equipment net of accumulated depreciation
of $9,472 and $8,121, respectively	12,682	13,731
Intangible Assets	33,677	33,677

TOTAL ASSETS	$48,679	$51,745

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Related Party Accounts Payable	$1,400	$1,400
Accounts Payable	-	963
Current portion of long term debt - Related Party	1,842	5,261
Total Current Liabilities	3,242	7,624
Long Term Liabilities:
Accrued Interest Related Party	5,854	1,602
Notes Payable to Related Parties	56,901	36,000
Total Long Term Liabilities	62,755	37,602
Total Liabilities	65,997	45,226

Stockholders' Equity (Deficit)
Preferred Stock 10,000,000 shares authorized having a
par value of $0.001 per share; with no shares issued and
outstanding as of September 30, 2013 and September 30, 2012,
respectively	-	-
Common Stock 90,000,000 shares authorized having a
par value of $0.001 per share; 8,968,000 shares issued and
outstanding as of September 30, 2013 and September 30, 2012,
respectively	8,968	8,968
Additional Paid-in Capital	83,875	83,875
Accumulated Deficit	(110,161)	(86,324)
Total Stockholders' Equity (Deficit)	(17,318)	6,519

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$48,679	$51,745

See accompanying notes to consolidated financial statements.

CITY MEDIA, INC.
Consolidated Statements of Operations
For the Years Ended September 30, 2013 and 2012

	For the	For the
	Year	Year
	Ended	Ended
	September 30,	September 30,
	2013	2012
Revenues
Revenues from transaction fees	$21,640	$30,579
Total Revenues	21,640	30,579

Operating Expenses
General and Administrative	23,376	35,886
Depreciation	1,049	1,426
Loss on Sale of Equipment	-	4,749
Impairment of Intangible Assets	-	9,808
Service, related party	16,800	16,800
Total Operating Expense	41,225	68,669
Operating Loss	(19,585)	(38,090)
Interest Expense, related party	4,252	1,602
Net Loss	$(23,837)	$(39,692)
Loss per Common Share - Basic & Diluted	$(0.01)	$(0.01)
Weighted Average Shares Outstanding - Basic & Diluted	8,968,000	8,968,000

See accompanying notes to consolidated financial statements.

CITY MEDIA, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended September 30, 2013 and 2012

					Additional		Net
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity

Balance, September 30, 2011	-	-	8,968,000	8,968	83,875	(46,632)	46,211

Net loss for the year ended September 30, 2012						(39,692)	(39,692)

Balance, September 30, 2012	-	$-	8,968,000	$8,968	$83,875	$(86,324)	$6,519

Net loss for the year ended September 30, 2013						(23,837)	(23,837)

Balance, September 30, 2013	-	$-	8,968,000	$8,968	$83,875	$(110,161)	$(17,318)

See accompanying notes to consolidated financial statements.

CITY MEDIA, INC.
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2013 and 2012

	For the	For the
	Year	Year
	Ended	Ended
	September 30,	September 30,
	2013	2012

Cash Flows From Operating Activities
Net Loss	$(23,837)	$(39,692)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	1,049	1,426
Impairment of Intangible Assets	-	9,808
Loss on sale of equipment	-	4,749
(Increase)/Decrease in accounts receivable	287	118
Increase/(Decrease) in accounts payable	(963)	(238)
Accrued interest on related party loan	4,252	1,602
Net Cash from Operating Activities	(19,212)	(22,227)

Cash Flows from Investing Activities
Proceeds from sale of equipment	-	3,000
Net Cash from Investing Activities	-	3,000

Cash Flows from Financing Activities
Principal payments on Notes Payable	(3,419)	(1,586)
Proceeds from notes payable to related parties	20,901	18,999
Net Cash from Investing Activities	17,482	17,413

Net Increase/(Decrease) in Cash	(1,730)	(1,814)
Beginning Cash Balance	2,309	4,123
Ending Cash Balance	$579	$2,309

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$372	$310
Cash paid during the period for taxes	$200	$-
Assets acquired in exchange for related party debt	$-	$6,800

See accompanying notes to consolidated financial statements.

CITY MEDIA, INC.
Notes to Consolidated Financial Statements
September 30, 2013

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

d. Equipment

The primary nature of the Company’s equipment is ATMs.  The ATMs are depreciated utilizing a straight line method.  The useful life of each machine is approximately twelve years.  The remaining useful lives on the machies we are currently utilizing range from zero to eight years.  The Company has a policy to immediately expense equipment with a cost of less than $400.

	September 30,	September 30,
	2013	2012
ATM Machines	$22,154	$21,852
Accumulated Depreciation	(9,472)	(8,121)
Property plant & equipment net of accumulated depreciation	$12,682	$13,731

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

f. Basic and Diluted Income (Loss) Per Common Share

Basic and diluted net loss per common share has been calculated by dividing the net loss for the year by the basic and diluted weighted average number of shares outstanding.  There were 569,010 common stock equivalents as of September 30, 2013 related to the convertible promissory notes. See Note 5. Those potentially dilutive common stock equivalents were excluded from the diluted loss per share calculation as they would be antidilutive due to the net loss.

g. Impact of New Accounting and Reporting Standards

Simplified Testing of Impairment – In July 2012 the FASB issued a new accounting standard that simplifies the impairment test for indefinite-lived intangible assets, other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. The Company adopted this accounting standard in the first quarter of 2013, and adoption did not have a material impact.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements

h. Intangibles

The Company’s intangible assets represent the allocated value of the purchase price paid for the ATMs when the ATMs were purchased in operating locations with written or implied contracts to continue to house the ATMs for an indefinite period of time, thus exposing the ATMs to the same customer base that existed prior to the purchase.  We test intangible assets determined to have indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. The Company uses a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flows. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. There were no impairment charges for the year ended September 30, 2013.  Impairment charges during the year ended September 30, 2012 totaled $9,808.

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

The Company classifies tax-related penalties and net interest on income taxes as income tax expense. As of September 30, 2013 and 2012, no income tax expense had been incurred.

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

The provision for income taxes consists of the following:

	2013	2012
Current tax	$—	$—
Deferred tax benefit	(3,576)	(7,938)
Benefits of operating loss carryforwards	3,576	7,938
Provision for Income Tax	$—	$—

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of September 30, 2013.  Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

Description	NOL Balance	Tax	Rate
Net Operating Loss	$90,326	$18,065	20%
Valuation Allowance		(18,065)
Deferred Tax Asset – 9/30/2013		$—

During the years ended September 30, 2013 and 2012, the valuation allowance increased $3,576 and $7,938, respectively.

The Company has the following operating loss carry forwards available at September 30, 2013:

Operating Losses
Expires	Amount
2030	2,492
2031	30,258
2032	33,739
2033	23,837
90,326

Reconciliation between income taxes at the statutory tax rate (20%) and the actual income tax provision for continuing operations follows:

	2013	2012
Expected Tax Provision	$(3,576)	$(7,938)
Effect of:
Increase in Valuation Allowance	3,576	7,938
Actual Tax Provision	$—	$—

Uncertain Tax Positions

The Company has evaluated its uncertain tax positions as required by ASC 740 and determined that any required adjustments would not have a material impact on the Company’s balance sheet, statement of operations, or statement of cash flows.

A reconciliation of our unrecognized tax benefits for 2013 is presented in the table below:

Balance as of September 30, 2012	$-
Additions based on tax positions related to the current year	-
Reductions for tax positions of prior years	-
Reductions due to expiration of statute of limitations	-
Settlements with taxing authorities	-
Balance as of September 30, 2013	$-

The tax years 2010 through 2013 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 4 – RELATED PARTY TRANSACTIONS / SERVICE AGREEMENT

The Company has a Service Agreement with Wasatch ATM (“Wasatch”), a Utah limited liability corporation owned and managed by a Company stockholder.  The agreement provides for Wasatch to provide all maintenance, repair and service work along with distribution of vault cash.  Wasatch is compensated at a set rate of $1,400 per month. The agreement is automatically extended for successive annual renewal terms and provides for an additional one-time $500 payable upon the placement of each additional ATM and an allowance of $500 per quarter for expenses.

As of September 30, 2013 and 2012, $1,400 and $1,400, respectively, was due to Wasatch, which is included in the “Related Party Accounts Payable” line item.

NOTE 5 - RELATED PARTY TRANSACTIONS / LONG-TERM DEBT

During the year ended September 30, 2011, the Company received $17,001 from certain shareholders to cover expenses during the year.  On December 6, 2011 the Company signed convertible promissory notes with these shareholders resulting in a reclassification of $17,001 from a current liability to long-term notes payable.  During the year ended September 30, 2012, the Company borrowed an additional $18,999 on these notes. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company.  As of December 6, 2011 and until the notes are converted or settled, the loan from certain shareholders accrues interest at 8.5% per annum.  Total accrued interest on loans from shareholders at September 30, 2013 totaled $4,944.  Interest and principal is due on December 31, 2015.

As of September 30, 2012, the Company had depleted its access to the capital pursuant to the promissory notes dated December 6, 2011, while sustaining operations, legal expenses, and more recently, attaining its DTC eligibility.  On September 28, 2012, the Company signed convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $24,000, with $3,866 available at September 30, 2013, to be used at the Company’s discretion.  The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company.  As of December 20, 2012 and until the notes are converted, the loan from certain shareholders accrues interest on any outstanding amount at a rate of 8.5% per annum.  Total accrued interest on these loans from shareholders at September 30, 2013 totaled $907.  Interest and principal will be due on December 31, 2015.

On June 24, 2013, the Company signed convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $21,000, with $20,233 available at September 30, 2013, to be used at the Company’s discretion.  The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company.  As of September 30, 2013 and until the notes are converted, the loan from certain shareholders will accrue interest on any outstanding amount at a rate of 8.5% per annum.  Total accrued interest on these loans from shareholders at September 30, 2013 totaled $3.  Interest and principal will be due on June 24, 2015.

In conjunction with new ADA compliance regulations that took effect on March 15, 2012, requiring certain costly upgrades be made to all Hantle/Tranax and Hyosung ATM machines, the Company’s Board of Directors gave their unanimous consent on March 1, 2012, to purchase three new ATM machines that comply with the new ADA compliance regulations.  The Board agreed that the new machines should be purchased and financed through our servicing partner, Wasatch ATM.  The balance of $6,800 began accruing interest of 10% APR on April 1, 2012.  Monthly payments of $316 are due on the first of every month, commencing on May 1, 2012, until the loan is paid in full on March 1, 2014.  The balance owed as of September 30, 2013 was $1,842.

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

Our management, with the participation of the President and Secretary/Treasurer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of September 30, 2013, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended September 30, 2013.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Thomas J. Howells	41	President & Director	September 2010
Kelly Trimble	55	Secretary/Treasurer & Director	September 2010
Travis Jenson	41	Director	September 2010

Background and Business Experience

Thomas J. Howells - Mr. Howells is 41 years of age. He graduated from Westminster College of Salt Lake City, Utah, with a Bachelor’s degree in Business in 1994 and a Master of Business Administration in 2004. Mr. Howells has been an employee and the Secretary/Treasurer of Jenson Services, Inc. for 15 years, a consulting firm focusing primarily on general business consulting. Mr. Howells has served as an Officer and Director of a number of public companies and is currently the President and CEO of LipidViro Tech, Inc. (OTCBB: LPVO), a blank-check company since the disposition of its operating subsidiary in 2008.  Mr. Howells is a principal in Plattform Building Systems, Inc., a privately held company in the construction business specializing in precast composite structural floor systems.

Kelly Trimble - Mr. Trimble is 55 years old.  Mr. Trimble has been self-employed for the past 26 years during which time has been involved in personal investments in primarily development stage companies.  Mr. Trimble also provides consulting services to companies, and is a principal in Plattform Building Systems, Inc., a privately held company in the construction business specializing in precast composite structural floor systems.

Travis T. Jenson - Mr. Jenson graduated with honors from Westminster College in 1995 with a B.S. degree.  Since January of 1996, Mr. Jenson has worked for Jenson Services, Inc., a Utah corporation consulting firm focusing primarily on general business consulting.  Mr. Jenson is currently the President and a director of Jenson Services.  Additionally, Mr. Jenson has served on the board of a number of public companies.  On June 25, 2013, Mr. Jenson resigned as the Principal Executive Officer and a director of TC X Calibur, Inc. (OTCBBB: TCXB), a Nevada corporation.

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year or Period (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Thomas J. Howells, President & Director	2013 2012 2011	$0 $0 $0	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Kelly Trimble, Secretary, Treasurer & Director	2013 2012 2011	$0 $0 $0	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Travis T. Jenson, Director	2013 2012 2011	$0 $0 $0	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A

Outstanding Equity Awards at Fiscal Year-End

We have no outstanding equity awards or any equity compensation or similar authorized plans.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the fiscal years ended September 30, 2013 or 2012.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 16, 2013, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of City Media to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of City Media and all executive officers and directors of City Media as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

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

The following table sets forth the share holdings of those persons who own more than five percent (5%) of our common stock based upon 8,968,000 shares being outstanding as of December 16, 2013:

Ownership of Principal Stockholders

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Jennifer Aguirre 5524 Chaparral Dr. Murray, UT 84123	1,000,000 shares	11.15%
Common Stock	Thomas Howells 4685 S. Highland Dr., Suite 202 Salt Lake City, UT 84117	1,423,750 shares (1)(2)	15.88%
Common Stock	Travis Jenson 4685 S. Highland Dr., Suite 202 Salt Lake City, UT 84117	1,418,750 shares	15.82%
Common Stock	Calvin Jones 5524 Chaparral Dr. Murray, UT 84123	1,640,625 shares	18.29%
Common Stock	Kelly Trimble 4685 S. Highland Dr., Suite 207 Salt Lake City, UT 84117	2,771,875 shares	30.91%
Total		8,255,000 shares	92.05%

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
Security Ownership of Management

The following table sets forth the share holdings of management as of December 16, 2013, based upon 8,968,000 shares being outstanding.

Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Thomas Howells 4685 S. Highland Dr., Suite 202 Salt Lake City, UT 84117	1,423,750 shares (1)(2)	15.88%
Common Stock	Kelly Trimble 4685 S. Highland Dr., Suite 207 Salt Lake City, UT 84117	2,771,875 shares	30.91%
Common Stock	Travis Jenson 4685 S. Highland Dr., Suite 202 Salt Lake City, UT 84117	1,418,750 shares	15.82%
All Directors and Officers as a group (3)		5,614,375 shares	62.61%

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

Other Related Party

During the year ended September 30, 2011, the Company received $17,001 from certain shareholders to cover expenses during the year.  On December 6, 2011 the Company signed convertible promissory notes with these shareholders resulting in a reclassification of $17,001 from a current liability to long-term notes payable.  During the year ended September 30, 2012, the Company borrowed an additional $18,999 on these notes. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company.  As of December 6, 2011 and until the notes are converted or settled, the loan from certain shareholders accrues interest at 8.5% per annum.  Total accrued interest on loans from shareholders at September 30, 2013 totaled $4,944.  Interest and principal is due on December 31, 2015.

As of September 30, 2012, the Company had depleted its access to the capital pursuant to the promissory notes dated December 6, 2011, while sustaining operations, legal expenses, and more recently, attaining its DTC eligibility.  On September 28, 2012, the Company signed convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $24,000, with $3,866 available at September 30, 2013, to be used at the Company’s discretion.  The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company.  As of December 20, 2012 and until the notes are converted, the loan from certain shareholders accrues interest on any outstanding amount at a rate of 8.5% per annum.  Total accrued interest on these loans from shareholders at September 30, 2013 totaled $907.  Interest and principal will be due on December 31, 2015.

On June 24, 2013, the Company signed convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $21,000, with $20,233 available at September 30, 2013, to be used at the Company’s discretion.  The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company.  As of September 30, 2013 and until the notes are converted, the loan from certain shareholders will accrue interest on any outstanding amount at a rate of 8.5% per annum.  Total accrued interest on these loans from shareholders at September 30, 2013 totaled $3.  Interest and principal will be due on June 24, 2015.

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

Parents of the Issuer

None; not applicable.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended September 30, 2013, and 2012:

Fee Category	2013	2012
Audit Fees	$13,916	$12,226
Audit-related Fees	0	0
Tax Fees	1,345	1,325
All Other Fees	0	0
Total Fees	$15,261	$13,551

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

CITY MEDIA, INC.

Date:	December 16, 2013	By:	/s/ Thomas J. Howells
Thomas J. Howells President and Director Chief Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CITY MEDIA, INC.

Date:	December 16, 2013	By:	/s/ Thomas J. Howells
Thomas J. Howells President and Director Chief Executive Officer, Principal Financial Officer

Date:	December 16, 2013	By:	/s/ Kelly Trimble
Kelly Trimble Secretary/Treasurer and Director