Form 10-Q
period 2013-12-31
City Media, Inc.
filed 2014-02-14
CIK 1508594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of February 14, 2014
Common Capital Voting Stock, $0.001 par value per share	8,968,000 shares

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

December 31, 2013
C O N T E N T S

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6

CITY MEDIA, INC.
Condensed Consolidated Balance Sheets
December 31, 2013 and September 30, 2013
(Unaudited)

	12/31/2013	9/30/2013

ASSETS

Current Assets:
Cash	$597	$579
Accounts Receivable	1,576	1,741
Total Current Assets	2,173	2,320
Property plant & equipment net of accumulated depreciation
of $9,623 and $9,472, respectively	12,531	12,682
Intangible Assets	33,677	33,677

TOTAL ASSETS	$48,381	$48,679

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Related Party Accounts Payable	$1,400	$1,400
Accounts Payable	10,415	-
Current portion of long term debt - Related Party	932	1,842
Total Current Liabilities	12,747	3,242
Long Term Liabilities:
Accrued Interest Related Party	7,245	5,854
Notes Payable to Related Parties	59,901	56,901
Total Long Term Liabilities	67,146	62,755
Total Liabilities	79,893	65,997

Stockholders' Deficit
Preferred Stock 10,000,000 shares authorized having a
par value of $0.001 per share; with no shares issued and
outstanding as of December 31, 2013 and September 30, 2013,
respectively	-	-
Common Stock 90,000,000 shares authorized having a
par value of $0.001 per share; 8,968,000 shares issued and
outstanding as of December 31, 2013 and September 30, 2013,
respectively	8,968	8,968
Additional Paid-in Capital	83,875	83,875
Accumulated Deficit	(124,355)	(110,161)
Total Stockholders' Deficit	(31,512)	(17,318)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$48,381	$48,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Condensed Consolidated Statements of Operations
For the Three Months Ended December 31, 2013 and 2012
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2013	2012
Revenues
Revenues from transaction fees	$5,003	$6,303
Total Revenues	5,003	6,303

Operating Expenses
General and Administrative	13,417	12,569
Depreciation	151	303
Service, related party	4,200	4,200
Total Operating Expense	17,768	17,072
Operating Loss	(12,765)	(10,769)
Interest Expense, finance of ATMs	39	-
Interest Expense, related party	1,390	806
Net Loss	$(14,194)	$(11,575)
Loss per Common Share - Basic & Diluted	$(0.01)	$(0.01)
Weighted Average Shares Outstanding - Basic & Diluted	8,968,000	8,968,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2013 and 2012
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2013	2012

Cash Flows From Operating Activities
Net Loss	$(14,194)	$(11,575)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	151	303
(Increase)/Decrease in accounts receivable	165	118
Increase/(Decrease) in accounts payable	10,415	10,503
Accrued interest on related party loan	1,390	806
Net Cash from Operating Activities	(2,073)	155

Cash Flows from Financing Activities
Principal payments on Notes Payable	(909)	(823)
Proceeds from notes payable to related parties	3,000	3,000
Net Cash from Investing Activities	2,091	2,177

Net Increase/(Decrease) in Cash	18	2,332
Beginning Cash Balance	579	2,309
Ending Cash Balance	$597	$4,641

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$39	$125
Cash paid during the period for taxes	$200	$200
Assets acquired in exchange for related party debt	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
December 31, 2013

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.  The results of operations for the three month period ended December 31, 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – RELATED PARTY TRANSACTIONS / SERVICE AGREEMENT

The Company has a Service Agreement with Wasatch ATM (“Wasatch”), a Utah limited liability corporation owned and managed by a Company stockholder.  The agreement provides for Wasatch to provide all maintenance, repair and service work along with distribution of vault cash.  Wasatch is compensated at a set rate of $1,400 per month, which was subsequently reduced by $500 on January 23, 2014.  See "Note 5 - Subsequent Event" of these financials. The agreement is automatically extended for successive annual renewal terms, and provides for an additional one-time $500 payable upon the placement of each additional ATM and an allowance of $500 per quarter for expenses.

As of December 31, 2013 and September 30, 2013, $1,400 and $1,400, respectively, was due to Wasatch, which is included in the “Related Party Accounts Payable” line item.

NOTE 4 - RELATED PARTY TRANSACTIONS / LONG-TERM DEBT

During the year ended September 30, 2011, the Company received $17,001 from certain shareholders to cover expenses during the year.  Subsequently, on December 6, 2011, the Company signed convertible promissory notes with these shareholders for a total of $36,000, resulting in a reclassification of $17,001 from a current liability to long-term notes payable.  During the year ended September 30, 2012, the Company borrowed an additional $18,999 on these notes, for a total balance outstanding of $36,000. The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company.  As of December 6, 2011 and until the notes are converted or settled, the loan from certain shareholders accrues interest at 8.5% per annum.  Total accrued interest on loans from shareholders at December 31, 2013 totaled $5,827.  Interest and principal is due on December 31, 2015.

As of September 30, 2012, the Company had depleted its access to the capital pursuant to the promissory notes dated December 6, 2011, while sustaining operations, legal expenses, and more recently, attaining its DTC eligibility.  On September 28, 2012, the Company signed convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $24,000, with $2,866 available and $21,134 outstanding at December 31, 2013, to be used at the Company’s discretion.  The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company.  As of December 20, 2012, when funds from the notes were first realized and until the notes are converted, the loan from certain shareholders accrues interest on any outstanding amount at a rate of 8.5% per annum.  Total accrued interest on these loans from shareholders at December 31, 2013 totaled $1,372.  Interest and principal will be due on December 31, 2015.

On June 24, 2013, the Company signed convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $21,000, with $18,233 available and $2,767 outstanding at December 31, 2013, to be used at the Company’s discretion.  The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company.  As of September 10, 2013, and until the notes are converted, the loan from certain shareholders will accrue interest on any outstanding amount at a rate of 8.5% per annum.  Total accrued interest on these loans from shareholders at December 31, 2013 totaled $46.  Interest and principal will be due on June 24, 2015.

In conjunction with new ADA compliance regulations that took effect on March 15, 2012, requiring certain costly upgrades be made to all Hantle/Tranax and Hyosung ATM machines, the Company’s Board of Directors gave their unanimous consent on March 1, 2012, to purchase three new ATM machines that comply with the new ADA compliance regulations.  The Board agreed that the new machines should be purchased and financed through our servicing partner, Wasatch ATM.  The balance of $6,800 began accruing interest of 10% APR on April 1, 2012.  Monthly payments of $316 are due on the first of every month, commencing on May 1, 2012, until the loan is paid in full on March 1, 2014.  The balance owed as of December 31, 2013 was $932.

The Company utilizes office and storage space of its executive officers, for which no incremental costs are incurred.  No monetary value has been placed on this, nor have any accruals or payments been made.  Additionally, the Company has no employees who are not executive officers.  There are no amounts due to or from these parties as of the balance sheet date.

NOTE 5 - SUBSEQUENT EVENTS

On or about January 23, 2014, the Company resolved to amend the ATM Service Agreement entered into on May 28, 2008, with Wasatch ATM, whereby the Company shall pay Wasatch ATM a reduced service fee of $900 per month, a decrease of $500 per month, effective January 1, 2014.  The term of the agreement will be for a period of two (2) years from the date of the agreement, and will automatically renew for additional one (1) year periods, unless either party gives the other written notice of termination thirty (30) days prior to any renewal term.

NOTE 5 - SUBSEQUENT EVENTS - continued

On January 28, 2014, the Company signed convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $15,000, with $15,000 available to be used at the Company’s discretion.  These notes, along with predecessor notes were consolidated into aggregate convertible promissory notes on February 7, 2014, as discussed below.

The Company aggregated certain outstanding promissory notes (the "Notes") in the aggregate principal amount of $90,000, with accrued and unpaid interest thereon in the amount of $7,767, as of January 31, 2014, the most recent date as of which such accrued interest has been calculated. The Notes are currently due and payable on June 24, 2015 and December 31, 2015. The Company and the holders of such notes have agreed to modify the Notes by: (i) issuing new notes dated as of February 7, 2014 in which the accrued and unpaid interest for each note through January 31, 2014 has been included in the principal balance of the new notes; (ii) extending the due date for the notes to December 31, 2015; (iii) providing that the Notes shall be convertible into shares of the Company's common stock at the option of the Company as previously set forth in the notes or at the holder’s option as set forth in the notes; and (iv) making such additional changes as set forth in the form of the new Convertible Promissory Note attached hereto.  See Item 6 - Exhibits.

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

Plan of Operations

Our primary focus for 2013-2014 is the continued placing, managing, and servicing of ATM machines for public utilization along the Wasatch Front in the State of Utah.

Results of Operations

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

During the three months ended December 31, 2013, we recognized $5,003 in revenues.  During the three months ended December 31, 2012, we recognized $6,303 in revenues.  The decrease in revenue for the period ended 2013 over the same period in 2012 can be attributed to the addition of other merchant service processing options offered in our locations that reduce consumer dependence on cash transactions.

We had a net loss for the three months ended December 31, 2013, of $14,194 and a net loss of $11,575 for the three months ended December 31, 2012.  The loss for 2013 is the result of decreased revenue due to increased competition from other merchant service processing options offered at our locations, and increased expenses related to complying with new XBRL filing requirements.  As we pursue opportunities to expand our operations by placing more machines in lucrative locations, we are hopeful our revenues should start to increase.  We will need additional capital to expand operations and anticipate seeking equity capital in 2014.

Additionally, as our business operations are only beginning, it is difficult to predict our ability to generate sufficient revenue to generate positive cash flows.  Currently our biggest expenses are related to general and administrative costs consisting mainly of accounting and legal fees, which were $13,417 for the three months ended December 31, 2013 and $12,569 for the three months ended December 31, 2012.  Our service fee to maintain ATM cash levels and operating functionality is $1,400 per month, which was subsequently reduced by $500 on January 23, 2014.  See See Item 5 - Other Information.  We anticipate these fees remaining constant during 2014; however, they may rise in the future if we deploy more machines.

Liquidity and Capital Requirements

We had $597 cash or cash equivalents on hand as of December 31, 2013. During the years ended September 30, 2012 and 2011, we received $36,000 from certain shareholders to cover expenses during those years, for which, on December 6, 2011 the Company signed convertible promissory notes.  Until the notes are converted or settled, the loan from certain shareholders accrues interest at 8.5% per annum.  Accrued interest on these loans from shareholders for the three-month period ended December 31, 2013 totaled $875.  Total accrued interest on these loans from shareholders at December 31, 2013 totaled $5,827.  Interest and principal is due on December 31, 2015.

As of September 30, 2012, the Company had depleted its access to the capital pursuant to the promissory notes dated December 6, 2011, while sustaining operations, legal expenses, and more recently, attaining its DTC eligibility.  On September 28, 2012, the Company signed convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $24,000, with $2,866 available at December 31, 2013, to be used at the Company’s discretion.  The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company.  As of December 20, 2012, when funds from the notes were first realized and until the notes are converted, the loan from certain shareholders accrues interest on any outstanding amount at a rate of 8.5% per annum.  Accrued interest on loans from shareholders for the three-month period ended December 31, 2013 totaled $466.  Total accrued interest on these loans from shareholders at December 31, 2013 totaled $1,372.  Interest and principal will be due on December 31, 2015.

On June 24, 2013, the Company signed convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $21,000, with $18,233 available at December 31, 2013, to be used at the Company’s discretion.  The notes are convertible into shares of the Company’s common stock at a conversion price of $0.10 per share at the option of the Company.  As of September 10, 2013, when funds from the notes were first realized and until the notes are converted, the loan from certain shareholders accrues interest on any outstanding amount at a rate of 8.5% per annum.  Total accrued interest on these loans from shareholders at December 31, 2013 totaled $46.

The Company aggregated certain outstanding promissory notes (the "Notes") in the aggregate principal amount of $90,000, with accrued and unpaid interest thereon.  See Item 5 - Other Information.

Total accrued interest on all loans from shareholders at December 31, 2013 totaled $7,245.

The Company has accumulated losses of $124,355.  Currently, management’s plans include placing more ATMs in retail locations in order to improve our cash flows.  The Company through shareholder loan commitments has an availability of funds sufficient for the next 12 months.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

We have no mining activities.

Item 5. Other Information

On or about January 23, 2014, the Company resolved to amend the ATM Service Agreement entered into on May 28, 2008, with Wasatch ATM, whereby the Company shall pay Wasatch ATM a reduced service fee of $900 per month, a decrease of $500 per month, effective January 1, 2014.  The term of the agreement will be for a period of two (2) years from the date of the agreement, and will automatically renew for additional one (1) year periods, unless either party gives the other written notice of termination thirty (30) days prior to any renewal term.

On January 28, 2014, the Company signed convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $15,000, with $15,000 available to be used at the Company’s discretion.  These notes, along with predecessor notes were consolidated into aggregate convertible promissory notes on February 7, 2014, as discussed below.

The Company aggregated certain outstanding promissory notes (the "Notes") in the aggregate principal amount of $90,000, with accrued and unpaid interest thereon in the amount of $7,767, as of January 31, 2014, the most recent date as of which such accrued interest has been calculated. The Notes are currently due and payable on June 24, 2015 and December 31, 2015.  The Company and the holders of such notes have agreed to modify the Notes by: (i) issuing new notes dated as of February 7, 2014 in which the accrued and unpaid interest for each note through January 31, 2014 has been included in the principal balance of the new notes; (ii) extending the due date for the notes to December 31, 2015; (iii) providing that the Notes shall be convertible into shares of the Company's common stock at the option of the Company as previously set forth in the notes or at the holder’s option as set forth in the notes; and (iv) making such additional changes as set forth in the form of the new Convertible Promissory Note attached hereto.  See Item 6 - Exhibits.

Item 6. Exhibits

Exhibit No.	Identification of Exhibit
10.1	Form of Note
31	Certification of Thomas J. Howells Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Thomas J. Howells pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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

CITY MEDIA, INC.
(Issuer)

Date:	February 14, 2014	By:	/s/ Thomas J. Howells
Thomas J. Howells, Director, President and Chief Executive Officer, Principal Financial Officer