Form 10-Q
period 2014-03-31
City Media, Inc.
filed 2014-05-15
CIK 1508594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 12, 2014
Common Capital Voting Stock, $0.001 par value per share	8,968,000 shares

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

March 31, 2014

C O N T E N T S

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6

CITY MEDIA, INC.

Condensed Consolidated Balance Sheets

March 31, 2014 and September 30, 2013

(Unaudited)

	3/31/2014	9/30/2013

ASSETS

Current Assets:
Cash	$ 755	$ 579
Accounts Receivable	1,800	1,741
Total Current Assets	2,555	2,320
Property plant & equipment net of accumulated depreciation
of $9,771 and $9,472, respectively	12,383	12,682
Intangible Assets	33,677	33,677

TOTAL ASSETS	$ 48,615	$ 48,679

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Related Party Accounts Payable	$ 900	$ 1,400
Current portion of long term debt - Related Party	3	1,842
Total Current Liabilities	903	3,242
Long Term Liabilities:
Accrued Interest Related Party	8,853	5,854
Notes Payable to Related Parties	74,001	56,901
Total Long Term Liabilities	82,854	62,755
Total Liabilities	83,757	65,997

Stockholders' Deficit
Preferred Stock 10,000,000 shares authorized having a
par value of $0.001 per share; with no shares issued and
outstanding as of March 31, 2014 and September 30, 2013,
respectively	-	-
Common Stock 90,000,000 shares authorized having a
par value of $0.001 per share; 8,968,000 shares issued and
outstanding as of March 31, 2014 and September 30, 2013,
respectively	8,968	8,968
Additional Paid-in Capital	83,875	83,875
Accumulated Deficit	(127,985)	(110,161)
Total Stockholders' Deficit	(35,142)	(17,318)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 48,615	$ 48,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.

Condensed Consolidated Statements of Operations

For the Three and Six Month Periods Ended March 31, 2014 and 2013

(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013
Revenues
Revenues from transaction fees	$ 4,878	$ 6,302	$ 9,881	$ 12,605
Total Revenues	4,878	6,302	9,881	12,605

Operating Expenses
General and Administrative	4,036	3,400	17,453	15,970
Depreciation	148	296	299	598
Service, related party	2,700	4,200	6,900	8,400
Total Operating Expense	6,884	7,896	24,652	24,968
Operating Loss	(2,006)	(1,594)	(14,771)	(12,363)
Interest Expense, finance of ATMs	16	-	55	-
Interest Expense, related party	1,608	1,025	2,998	1,831
Net Loss	$ (3,630)	$ (2,619)	$ (17,824)	$ (14,194)
Loss per Common Share - Basic & Diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
Weighted Average Shares Outstanding - Basic & Diluted	8,968,000	8,968,000	8,968,000	8,968,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Month Periods Ended March 31, 2014 and 2013

(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2014	2013

Cash Flows From Operating Activities
Net Loss	$ (17,824)	$ (14,194)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	299	598
(Increase)/Decrease in accounts receivable	(59)	15
Increase/(Decrease) in accounts payable	(500)	(963)
Accrued interest on related party loan	2,999	1,831
Net Cash from Operating Activities	(15,085)	(12,713)

Cash Flows from Financing Activities
Principal payments on notes payable	(1,839)	(1,667)
Proceeds from notes payable to related parties	17,100	13,000
Net Cash from Financing Activities	15,261	11,333

Net Increase/(Decrease) in Cash	176	(1,380)
Beginning Cash Balance	579	2,309
Ending Cash Balance	$ 755	$ 929

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$ 55	$ 229
Cash paid during the period for taxes	$ 100	$ -
Assets acquired in exchange for related party debt	$ -	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.  The results of operations for the three or six month periods ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – RELATED PARTY TRANSACTIONS / SERVICE AGREEMENT

The Company has a Service Agreement with Wasatch ATM (“Wasatch”), a Utah limited liability corporation owned and managed by a Company stockholder.  The agreement provides for Wasatch to provide all maintenance, repair and service work along with distribution of vault cash.  Wasatch is compensated at a set rate of $1,400 per month, which was reduced by $500 effective January 1, 2014.  The term of the agreement will be for a period of two (2) years from the date of the agreement, and will automatically renew for additional one (1) year periods, unless either party gives the other written notice of termination thirty (30) days prior to any renewal term, and provides for an additional one-time $500 payable upon the placement of each additional ATM and an allowance of $500 per quarter for expenses.

As of March 31, 2014 and September 30, 2013, $900 and $1,400, respectively, was due to Wasatch, which is included in the “Related Party Accounts Payable” line item.

NOTE 4 - RELATED PARTY TRANSACTIONS / LONG-TERM DEBT

In conjunction with new ADA compliance regulations that took effect on March 15, 2012, requiring certain costly upgrades be made to all Hantle/Tranax and Hyosung ATM machines, the Company’s Board of Directors gave their unanimous consent on March 1, 2012, to purchase three new ATM machines that comply with the new ADA compliance regulations.  The Board agreed that the new machines should be purchased and financed through our servicing partner, Wasatch ATM.  The balance of $6,800 began accruing interest of 10% APR on April 1, 2012.  Monthly payments of $316 are due on the first of every month, commencing on May 1, 2012, until the loan is paid in full on March 1, 2014.  The balance owed as of March 31, 2014 remains $3.

The Company utilizes office and storage space of its executive officers, for which no incremental costs are incurred.  No monetary value has been placed on this, nor have any accruals or payments been made.  Additionally, the Company has no employees who are not executive officers.  There are no amounts due to or from these parties as of the balance sheet date.

As of September 30, 2013, the Company had issued $81,000 in convertible promissory notes with various shareholders.  The Company had borrowed a total of $56,901 in principal against these notes.  On January 28, 2014, the Company signed additional convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $15,000, with $15,000 available to be used at the Company’s discretion.  Of these notes, $90,000 in face value convertible promissory notes were consolidated into aggregate convertible promissory notes on February 7, 2014, in the aggregate principal amount of $90,000, with accrued and unpaid interest thereon in the amount of $7,767, as of January 31, 2014.  The Company and the holders of such notes agreed to modify the Notes by: (i) issuing new notes dated as of February 7, 2014 in which the accrued and unpaid interest for each note through January 31, 2014 has been included in the principal balance of the new notes; (ii) extending the due date for the notes to December 31, 2015; (iii) providing that the Notes shall be convertible into shares of the Company's common stock at the option of the Company as previously set forth in the notes or at the holder’s option as set forth in the notes.  All Company notes, with a total face value of $96,000, are now payable on December 31, 2015, accrue interest at a rate of 8.5% per annum, and are convertible at the option of the Company for a conversion price of $0.10 per share.

During the six month periods ending March 31, 2014 and 2013, the Company borrowed additional funds of $17,100 and $13,000, respectively, on these notes.  As of March 31, 2014, the principal outstanding on the consolidated convertible promissory notes was $74,001.

Accrued interest on all loans from shareholders at March 31, 2014 was $8,853, with $7,767 of this amount being applied to a reduction of the available principal amount as a result of the aggregation.  Total interest expense from these notes for the six months ended March 31, 2014 and 2013 was $2,998 and $1,831, respectively.

Current available funds pursuant to outstanding promissory notes as of March 31, 2014 is $14,232.

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

Plan of Operations

Our primary focus for 2014 is the continued placing, managing, and servicing of ATM machines for public utilization along the Wasatch Front in the State of Utah.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

During the three months ended March 31, 2014, we recognized $4,878 in revenues.  During the three months ended March 31, 2013, we recognized $6,302 in revenues.  The decrease in revenue for the period ended 2014 over the same period in 2013 can be attributed to the addition of other merchant service processing options offered in our locations that reduce consumer dependence on cash transactions.

We had a net loss for the three months ended March 31, 2014, of $3,630 and a net loss of $2,619 for the three months ended March 31, 2013.  The loss for 2014 is the result of decreased revenue due to increased competition from other merchant service processing options offered at our locations.  As we pursue opportunities to expand our operations by placing more machines in lucrative locations, we are hopeful our revenues should start to increase.  We will need additional capital to expand operations and anticipate seeking equity capital in 2014.

Currently our biggest expenses are related to general and administrative costs consisting mainly of accounting and legal fees, which were $4,036 for the three months ended March 31, 2014 and $3,400 for the three months ended March 31, 2013.  Our service fee to maintain ATM cash levels and operating functionality is $900 per month, resulting from a reduction of $500 per month as of January 1, 2014.  We anticipate these fees remaining constant during 2014; however, they may rise in the future if we deploy more machines.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013

During the six months ended March 31, 2014, we recognized $9,881 in revenues.  During the six months ended March 31, 2013, we recognized $12,605 in revenues.  The decrease in revenue for the period ended 2014 over the same period in 2013 can be attributed to new regulations governing surcharge fees, downtime due to technical and setup issues as well as other merchant service processing options offered in our locations that reduce consumer dependence on cash transactions.

We had a net loss for the six months ended March 31, 2014, of $17,824 and a net loss of $14,194 for the six months ended March 31, 2013.  Our net loss for the 2014 period was the result of costs of service for maintaining our ATM machines, as well as general and administrative expenses.

Liquidity and Capital Requirements

We had $755 cash or cash equivalents on hand as of March 31, 2014. As of September 30, 2013, the Company had issued $81,000 in convertible promissory notes with various shareholders.  The Company had borrowed a total of $56,901 in principal against these notes.  On January 28, 2014, the Company signed additional convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $15,000, with $15,000 available to be used at the Company’s discretion.  Of these notes, $90,000 in face value convertible promissory notes were consolidated into aggregate convertible promissory notes on February 7, 2014, in the aggregate principal amount of $90,000, with accrued and unpaid interest thereon in the amount of $7,767, as of January 31, 2014.  The Company and the holders of such notes agreed to modify the Notes by: (i) issuing new notes dated as of February 7, 2014 in which the accrued and unpaid interest for each note through January 31, 2014 has been included in the principal balance of the new notes; (ii) extending the due date for the notes to December 31, 2015; (iii) providing that the Notes shall be convertible into shares of the Company's common stock at the option of the Company as previously set forth in the notes or at the holder’s option as set forth in the notes.  All Company notes, with a total face value of $96,000, are now payable on December 31, 2015, accrue interest at a rate of 8.5% per annum, and are convertible at the option of the Company for a conversion price of $0.10 per share.

During the six month periods ending March 31, 2014 and 2013, the Company borrowed additional funds of $17,100 and $13,000, respectively, on these notes.  As of March 31, 2014, the principal outstanding on the consolidated convertible promissory notes was $74,001.

Accrued interest on all loans from shareholders at March 31, 2014 was $8,853 with $7,767 being applied to a reduction in the principal amount of the loan face amount as a result of aggregating.  Total interest expense from these notes for the six months ended March 31, 2014 and 2013 was $2,998 and $1,831, respectively.

Current available funds pursuant to outstanding promissory notes as of March 31, 2014 is $14,232.

The Company has an accumulated deficit of $127,985.  Currently, management’s plans include placing more ATMs in retail locations in order to improve our cash flows.  The Company through shareholder loan commitments has an availability of funds sufficient for the next 12 months.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

None.

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

CITY MEDIA, INC.

(Issuer)

Date:	May 14, 2014	By:	/s/ Thomas J. Howells
Thomas J. Howells, Director, President and Chief Executive Officer, Principal Financial Officer