Form 10-Q
period 2014-06-30
City Media, Inc.
filed 2014-08-14
CIK 1508594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 12, 2014
Common Capital Voting Stock, $0.001 par value per share	8,968,000 shares

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

June 30, 2014

C O N T E N T S

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6

CITY MEDIA, INC,
Condensed Consolidated Balance Sheets
June 30, 2014 and September 30, 2013
(Unaudited)

	6/30/2014	9/30/2013

ASSETS

Current Assets:
Cash	$ 1,932	$ 579
Accounts Receivable	1,386	1,741
Total Current Assets	3,318	2,320
Property plant & equipment net of accumulated depreciation
of $9,921 and $9,472, respectively	12,233	12,682
Intangible Assets	33,677	33,677

TOTAL ASSETS	$ 49,228	$ 48,679

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Related Party Accounts Payable	$ 900	$ 1,400
Accounts Payable	600	-
Current portion of long term debt - Related Party	3	1,842
Total Current Liabilities	1,503	3,242
Long Term Liabilities:
Accrued Interest Related Party	10,618	5,854
Notes Payable to Related Parties	76,501	56,901
Total Long Term Liabilities	87,119	62,755
Total Liabilities	88,622	65,997

Stockholders' Deficit
Preferred Stock 10,000,000 shares authorized having a
par value of $0.001 per share; with no shares issued and
outstanding as of June 30, 2014 and September 30, 2013,
respectively	-	-
Common Stock 90,000,000 shares authorized having a
par value of $0.001 per share; 8,968,000 shares issued and
outstanding as of June 30, 2014 and September 30, 2013,
respectively	8,968	8,968
Additional Paid-in Capital	83,875	83,875
Accumulated Deficit	(132,237)	(110,161)
Total Stockholders' Deficit	(39,394)	(17,318)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 49,228	$ 48,679

The accompanying notes are an integral part of these condensed consolidated financial statements

CITY MEDIA, INC.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended June 30, 2014 and 2013
(Unaudited)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Revenues
Revenues from transaction fees	$ 4,368	$ 4,482	$ 14,249	$ 17,087
Total Revenues	4,368	4,482	14,249	17,087

Operating Expenses
General and Administrative	4,005	4,036	21,458	20,006

Depreciation	150	299	449	897

Service, related party	2,700	4,200	9,600	12,600

Total Operating Expense	6,855	8,535	31,507	33,503

Operating Loss	(2,487)	(4,053)	(17,258)	(16,416)

Interest Expense, finance of ATMs	-		55	-

Interest Expense, related party	1,765	1,227	4,763	3,058
Net Loss	$ (4,252)	$ (5,280)	$ (22,076)	$ (19,474)
Loss per Common Share - Basic & Diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
Weighted Average Shares Outstanding - Basic & Diluted	8,968,000	8,968,000	8,968,000	8,968,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CITY MEDIA, INC. Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2014 and 2013
(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2014	2013

Cash Flows From Operating Activities
Net Loss	$ (22,076)	$ (19,474)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	449	898
(Increase)/Decrease in accounts receivable	355	704
Increase/(Decrease) in accounts payable	100	(58)
Accrued interest on related party loan	4,764	2,975
Net Cash from Operating Activities	(16,408)	(14,955)

Cash Flows from Financing Activities
Principal payments on Notes Payable	(1,839)	(2,532)
Proceeds from notes payable to related parties	19,600	16,501
Net Cash from Investing Activities	17,761	13,969

Net Increase/(Decrease) in Cash	1,353	(986)
Beginning Cash Balance	579	2,309
Ending Cash Balance	$ 1,932	$ 1,323

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$ 55	$ 312
Cash paid during the period for taxes	$ 100	$ 200
Assets acquired in exchange for related party debt	$ -	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements

CITY MEDIA, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.  The results of operations for the three and nine month periods ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its condensed consolidated financial statements, except the following.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

As of June 30, 2014 and September 30, 2013, $900 and $1,400, respectively, was due to Wasatch, which is included in the “Related Party Accounts Payable” line item.

NOTE 4 - RELATED PARTY TRANSACTIONS / LONG-TERM DEBT

In conjunction with new ADA compliance regulations that took effect on March 15, 2012, requiring certain costly upgrades be made to all Hantle/Tranax and Hyosung ATM machines, the Company’s Board of Directors gave their unanimous consent on March 1, 2012, to purchase three new ATM machines that comply with the new ADA compliance regulations.  The Board agreed that the new machines should be purchased and financed through our servicing partner, Wasatch ATM.  The balance of $6,800 began accruing interest of 10% APR on April 1, 2012.  Monthly payments of $316 are due on the first of every month, commencing on May 1, 2012, until the loan is paid in full on March 1, 2014.  The balance owed as of June 30, 2014 remains $3.

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

During the nine month periods ending June 30, 2014 and 2013, the Company borrowed additional funds of $19,600 and $16,501, respectively, on these notes.  As of June 30, 2014, the principal outstanding on the consolidated convertible promissory notes was $76,501.

Accrued interest on all loans from shareholders at June 30, 2014 was $10,618, with $7,767 of this amount being applied to a reduction of the available principal amount as a result of the aggregation.  Total interest expense from these notes for the nine months ended June 30, 2014 and 2013 was $4,763 and $3,058, respectively.

Current available funds pursuant to outstanding promissory notes as of June 30, 2014 is $11,732.

NOTE 5 - GOING CONCERN

The Company has minimal working capital, limited sales activity, losses from operations, and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to placing, managing and servicing of ATM machines.  In addition, the Company may seek additional debt or equity funding from shareholders.  If additional financing is not provided, the Company may be required to curtail its operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

During the three months ended June 30, 2014, we recognized $4,368 in revenues.  During the three months ended June 30, 2013, we recognized $4,482 in revenues.  The decrease in revenue for the period ended 2014 over the same period in 2013 can be attributed to the addition of other merchant service processing options offered in our locations that reduce consumer dependence on cash transactions.

We had a net loss for the three months ended June 30, 2014, of $4,252 and a net loss of $5,280 for the three months ended June 30, 2013. The loss for 2014 is the result of decreased revenue due to increased competition from other merchant service processing options offered at our locations.  However, the loss was less in 2014 due to decreased service fees.  As we pursue opportunities to expand our operations by placing more machines in lucrative locations, we are hopeful our revenues should start to increase.  We will need additional capital to expand operations and anticipate seeking equity capital in 2014.

Currently our biggest expenses are related to general and administrative costs consisting mainly of accounting and legal fees, which were $4,005 for the three months ended June 30, 2014 and $4,036 for the three months ended June 30, 2013.  Our service fee to maintain ATM cash levels and operating functionality is $900 per month, resulting from a reduction of $500 per month as of January 1, 2014.  We anticipate these fees remaining constant during 2014; however, they may rise in the future if we deploy more machines.

Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013

During the nine months ended June 30, 2014, we recognized $14,249 in revenues.  During the nine months ended June 30, 2013, we recognized $17,087 in revenues.  The decrease in revenue for the period ended 2014 over the same period in 2013 can be attributed to new regulations governing surcharge fees, downtime due to technical and setup issues as well as other merchant service processing options offered in our locations that reduce consumer dependence on cash transactions.

We had a net loss for the nine months ended June 30, 2014, of $22,076 and a net loss of $19,474 for the nine months ended June 30, 2013.  Our net loss for the 2014 period was the result of costs of service for maintaining our ATM machines, interest expenses as well as general and administrative expenses.

Liquidity and Capital Requirements

We had $1,932 cash or cash equivalents on hand as of June 30, 2014. As of September 30, 2013, the Company had issued $81,000 in convertible promissory notes with various shareholders.  The Company had borrowed a total of $56,901 in principal against these notes.  On January 28, 2014, the Company signed additional convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $15,000, with $15,000 available to be used at the Company’s discretion.  Of these notes, $90,000 in face value convertible promissory notes were consolidated into aggregate convertible promissory notes on February 7, 2014, in the aggregate principal amount of $90,000, with accrued and unpaid interest thereon in the amount of $7,767, as of January 31, 2014. The Company and the holders of such notes agreed to modify the Notes by: (i) issuing new notes dated as of February 7, 2014 in which the accrued and unpaid interest for each note through January 31, 2014 has been included in the principal balance of the new notes; (ii) extending the due date for the notes to December 31, 2015; (iii) providing that the Notes shall be convertible into shares of the Company's common stock at the option of the Company as previously set forth in the notes or at the holder’s option as set forth in the notes.  All Company notes, with a total face value of $96,000, are now payable on December 31, 2015, accrue interest at a rate of 8.5% per annum, and are convertible at the option of the Company for a conversion price of $0.10 per share.

During the nine month periods ending June 30, 2014 and 2013, the Company borrowed additional funds of $19,600 and $16,501, respectively, on these notes.  As of June 30, 2014, the principal outstanding on the consolidated convertible promissory notes was $76,501.

Accrued interest on all loans from shareholders at June 30, 2014 was $10,618, with $7,767 of this amount being applied to a reduction of the available principal amount as a result of the aggregation.  Total interest expense from these notes for the nine months ended June 30, 2014 and 2013 was $4,763 and $3,508, respectively.

Current available funds pursuant to outstanding promissory notes as of June 30, 2014 is $11,732.

The Company has an accumulated deficit of $132,237.  Currently, management’s plans include placing more ATMs in retail locations in order to improve our cash flows.  The Company through shareholder loan commitments has an availability of funds sufficient for the next 6 months.  Management has verbal assurances that shareholders will agree to enter into additional funding commitments for the next year.

Going Concern

The Company has minimal working capital, limited sales activity, losses from operations, and negative cash flows from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to placing, managing and servicing of ATM machines.  In addition, the Company may seek additional debt or equity funding from shareholders.  If additional financing is not provided, the Company may be required to curtail its operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

CITY MEDIA, INC.

(Issuer)

Date:	August 13, 2014	By:	/s/ Thomas J. Howells
Thomas J. Howells, Director, President and Chief Executive Officer, Principal Financial Officer