Form 10-K
period 2014-09-30
City Media, Inc.
filed 2014-11-18
CIK 1508594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

______________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended September 30, 2014

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

Applicable only to Registrants involved in Bankruptcy Proceedings during the preceding Five Years

Not applicable.

Outstanding Shares

As of November 7, 2014, the Registrant had 8,968,000 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

TABLE OF CONTENTS

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

The Company’s operations at inception were in the outdoor mobile advertising market primary focusing on mobile advertising on the sides and backs of commercial trucks. The company attempted to procure additional clientele through offering washing services to such target market and other high customer traffic areas for small and medium sized businesses. The vehicle and mobile wash equipment was subsequently rented to a former officer, Craig Miller, at a rate of $500 per month following the Charta acquisition.  In September of 2010, the Company acquired Charta Systems, Inc. Charta Systems has owned and operated non-financial institution cash dispensing only ATMs (automatic teller machines) since May of 2008. The machines are placed in hotels, stores, bowling alleys, and other high customer traffic areas for small and medium sized businesses. The Company charges transaction fees on each ATM cash dispensing transaction at various rates as determined by location. The Company currently has nine ATMs in operation.  Outdoor mobile advertising and mobile washing services are no longer a part of our business plan.

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

Objectives

We service and operate nine retail location ATMs in Salt Lake City and Heber City, Utah.  We will be looking to find new locations for machines to make sure our machines are deployed in locations with the best traffic flow which would encourage or require potential customers to access cash.  Our product focus is on the ability of potential customers that need cash for an immediate purchase.  As we look to locate ATMs, we will focus on those locations that have the need for quick cash.  Generally, these are locations where credit and debit cards are not readily taken or where cash only lines offer convenience for the consumer.

Distribution Methods of the Products or Services

Our services are distributed through our nine cash machines at various locations primarily at small business locations around the Salt Lake City and Heber Utah areas.

Competitive Business Conditions and Smaller Reporting Company’s Competitive Position in the Industry and Methods of Competition

The ATM industry is highly competitive and fragmented whereby 50% to 66% of ATMs are owned by independent operators.  Although banks and financial institutions have a large portion of the market, since we focus on smaller areas, we do not compete as directly with financial institutions as we do with other independent operators.  Most financial institutions maintain their machines only at very high traffic areas or on the site of their existing branches. Within the Salt Lake area we are a very small operator and do not have the name recognition of approximately these established competitors.

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

Number of Total Employees and Number of Full Time Employees

As of September 30, 2014, we employed no employees, except our executive officers that receive no salaries.  Also, the Chief Operations Officer of our wholly-owned subsidiary, Calvin Jones, is the principal of Wasatch ATM, LLC that we currently have an ATM servicing contract with and pay $900 per month.

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

Our current operations have not proven profitable and we currently need additional funds to cover ongoing expenses. Accordingly, City Media’s business strategy may not be successful. Failure to implement the business strategy could materially adversely affect our business, financial condition and results of operations. Through

September 30, 2014, City Media’s business has not shown a profit in operations and has generated limited revenue. Additionally, we have very limited resources and we continue to lose money.  There can be no assurance we will achieve or attain profitability or be able to raise sufficient capital to stay in business. If we cannot achieve operating profitability or raise capital, we may not be able to meet our working capital requirements, which could have a material adverse effect on our business operating results and financial condition resulting in the loss of an investors’ entire investment in us.  At this time without additional capital, we will not be able to remain in operation.

Our auditors have indicated in their audit opinion that there is a substantial doubt about our ability to continue as a going concern which will affect our ability to raise capital or borrow money.

Our auditors have issued an audit opinion indicating that there is a substantial doubt about our ability to remain as a going concern.  As such, any potential investor or lender is unlikely to be willing to provide additional capital or loans to us.   Without additional capital, we will not be able to remain in business or execute on our business plan.  Even if we are able to obtain additional capital, given the “going concern” modification, it is likely investors would suffer substantial dilution to their investment.

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

We have signed an agreement to sell 3,003,600 shares of our common stock which will dilute the ownership of current investors, and as part of this agreement, new management will be appointed without the approval of current shareholders.

We have entered into an agreement to sell 3,003,600 shares of our common stock to Weed Growth Fund, Inc. for total proceeds of approximately $100,000.  The proceeds of this sale will be used to pay off existing obligations, including our notes payable.  Our existing obligations will require the entire amount of the proceeds and no additional funds will be available for ongoing operations.  Accordingly, we will have to raise additional capital which will most likely further dilute current shareholders.  Furthermore, as part of the agreement, new management will be appointed, including new officers and directors.  Current shareholders will not have a say in their appointment.  For these reasons, current shareholders will not only suffer dilution on the sale, but likely further dilution from future fund raising and will have no say in the management of the Corporation or the direction the new management pursues. There can be no assurance the agreement with Weed Growth Fund, Inc. will close and that we will receive the proposed proceeds from such stock sale.

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

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was listed on the OTC Bulletin Board on August 21, 2012, under the symbol “CTYM”.  We have had nominal trading and there is no established trading market in our stock.  No assurance can be given that any viable market for our common stock will develop or be maintained or that shareholders will receive any liquidity capabilities.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Closing Bid
2012	High	Low
July 2 – September 28	NONE	NONE
October 1 – December 31	NONE	NONE
*August 21, 2012 was start of trading
2013
January 2 – March 28	NONE	NONE
April 1 – June 28	NONE	NONE
July 1 – September 30	NONE	NONE
October 1 – December 31	NONE	NONE
2014
January 2 – March 28	$1.07	$1.01
April 1 – June 28	$1.10	$1.07
July 1 – September 30	$1.07	$1.07

Holders

As of November 7, 2014, we had approximately 65 shareholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales

We did not issue any unregistered securities during the fiscal years ended September 30, 2014, and 2013.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended September 30, 2014, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

We have not made any purchases of our outstanding equity securities; nor have any purchases of our equity securities been made by any person who may be deemed to have been one of our “affiliates.”

ITEM 6:  SELECTED FINANCIAL DATA

For the year ended September 30, 2014, the Company had current assets of $2,391 and working capital deficit of $3,593.  At September 30, 2013, the Company had current assets of $2,320 and working capital deficit of $922.

The following table shows selected summarized financial data for the Company.  The data should be read in conjunction with the financial statements and notes included in this annual report.

STATEMENT OF OPERATIONS DATA:

City Media, Inc.:

	For the Year Ended September 30, 2014	For the Year Ended September 30, 2013
Revenues	$ 19,034	$ 21,640

Operating Expenses	43,051	41,225
Net Loss	(30,697)	(23,837)
Basic & Diluted Loss per Share	(0.01)	(0.01)
Weighted Average Number of Shares Outstanding	8,968,000	8,968,000
BALANCE SHEET DATA:
	September 30, 2014	September 30, 2013
Total Current Assets	$ 2,391	$ 2,320
Total Assets	48,150	48,679
Total Current Liabilities	5,984	3,242
Stockholders’ Equity (Deficit)	(48,015)	(17,318)

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

Plan of Operation

Our primary focus for 2013-2014 was the placement and servicing of ATM machines for public use along the Wasatch Front in the State of Utah.  During the fiscal year ended September 30, 2014, we had a total of nine machines in operation.   Given our current lack of liquidity and difficulty in obtaining debt from traditional banking sources, we will focus future fund raising on the sale of our equity securities.  There can be no assurance that we will be successful at raising additional capital and without additional capital, we will not be able to expand operations and reach long term profitability. To this end we have entered into a contract with Weed Growth Fund, Inc. to sell 3,003,600 shares of our common stock for proceeds of approximately $100,000 to pay off existing obligations, including accounts payable and outstanding notes.  As part of the proposed equity investment, Weed Growth Fund, Inc. will be looking at replacing existing managers with new management that have access to additional capital, potential new locations for our ATMs and potential additional business opportunities which would help provide value to the Company and its shareholders.  Under the terms of the proposed transaction, the Company would sell 3,003,600 shares of its common stock to the investor for $100,000.  The funds received would be targeted at paying off existing obligations, including the outstanding notes which are primarily owed to current management and major shareholders.  Additionally, it is anticipated, current management will sell a majority of their shares to the investor.  As part of the proposed transaction the new investor, which would control a majority of our outstanding stock, would nominate additional management to help run the Company.  This management would be appointed to our board of directors and also take over the roles of CEO and CFO.  It is anticipated if the transaction closed, the current management would resign in favor of the investors proposed slate of officers and directors.  The proposed new management has indicated they will continue the focus on the ATM business though the geographical locations may expand outside of the state of Utah.  Additionally the new management may seek to expand the operations of the Company into additional areas they believe would be profitable for the Company and benefit its shareholders.  Although we have entered into a stock purchase agreement, there can be no assurance the Company will be able to close this stock sale.  If we are unable to close the potential equity investment, management will have to look to other potential investors or see if they are able to renegotiate the existing outstanding notes to delay payment or possibly increase the amount of the loan under the notes to help fund ongoing operations.  Presently, the Company does not have sufficient funds, without additional equity or debt financing to support operations for the next fiscal year.  There is presently no commitment to provide any further funding to the Company if the proposed funding does not occur.  Even if the Company does close the proposed funding, the funds raised will already be allocated to pay off existing debt and there will be not be additional funds to cover ongoing operations or expand existing operations.

Liquidity and Capital Resources

We had $2,391 in current assets as of September 30, 2014. During the year ended September 30, 2011, we received $17,001 from certain shareholders to cover expenses during the year.  As of September 30, 2013, the Company had issued $81,000 in convertible promissory notes with various shareholders.  The Company had borrowed a total of $56,901 in principal against these notes.  On January 28, 2014, the Company signed additional convertible promissory notes with certain shareholders that provided for additional liquidity resources in the amount of $15,000, with $15,000 available to be used at the Company’s discretion.  Of these notes, $90,000 in face value convertible promissory notes were consolidated into aggregate convertible promissory notes on February 7, 2014, in the aggregate principal amount of $90,000, with accrued and unpaid interest thereon in the amount of $7,767, as of

January 31, 2014.  The Company and the holders of such notes agreed to modify the Notes by: (i) issuing new notes dated as of February 7, 2014 in which the accrued and unpaid interest for each note through January 31, 2014 has been included in the principal balance of the new notes; (ii) extending the due date for the notes to December 31, 2015; (iii) providing that the Notes shall be convertible into shares of the Company's common stock at the option of the Company as previously set forth in the notes or at the holder’s option as set forth in the notes.  All Company notes, with a total face value of $96,000, are now payable on December 31, 2015, accrue interest at a rate of 8.5% per annum, and are convertible at the option of the Company for a conversion price of $0.10 per share.

During the years ending September 30, 2014 and 2013, the Company borrowed additional funds of $20,800 and $20,901, respectively, on these notes.  As of September 30, 2014, the principal outstanding on the consolidated convertible promissory notes was $77,701.

Accrued interest on all loans from shareholders at September 30, 2014 was $12,480, with $7,767 of this amount being applied to a reduction of the available principal amount as a result of the aggregation though reflected as accrued related party interest.  Total interest expense from these notes for the years ended September 30, 2014 and 2013 was $6,625 and $4,252, respectively.

The Company has accumulated operating losses of $140,858, as of September 30, 2014.  The Company has entered into a stock purchase agreement for the sale of 3,003,600 shares of our common stock for proceeds of $100,000 to help pay off the prior notes along with all existing payables.  Management believes by removing the debt from the balance sheet, it will be easier to raise additional equity capital.    There can be no assurance that the Company will be able to complete the raise of any equity capital or by paying off existing debt any further funds can be raised. Even if the Company does close on the proposed funding, once existing obligations are paid, there would be no additional funds to cover ongoing operations.  Management would have to look to further funding to cover future expenses of the business.

Results of Operations

Revenue for the fiscal years ended September 30, 2014, and 2013, were $19,034 and $21,640. The decrease in revenue was a result of relocating one machine out of its location for an extended period of time while a new location was located, as well as the result of one “cash-only” location accepting credit cards.

During the year ended September 30, 2014, we had a net loss of $30,697.  During the period ending September 30, 2013, we had a net loss of $23,837. The increase in our net loss was primarily a result of increased legal expenses and increased interest charges along with the decrease in revenue.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended September 30, 2014.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide this information under Regulation S-K.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements are presented immediately following the signature page to this Form 10-K.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 7, 2014, we changed our auditors when our former auditor informed us they would not be standing for reelection due to their internal business decisions and not related to any disputes with the Company.

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

Our management, with the participation of the President and Secretary/Treasurer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Secretary/Treasurer, concluded that, as of September 30, 2014, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended September 30, 2014.

ITEM 9B:  OTHER INFORMATION

The Company is negotiating a stock purchase agreement for the sale of 3,003,600 shares of the Company’s common stock for proceeds of $100,000.  The funds received from the sale of the shares are to be used to pay existing payables along with all outstanding notes and interest on such notes, including the notes owed to related parties.  It is contemplated as part of the equity raise, a new management team will be put in place with the ability to advance the Company’s business operations and raise additional capital.  There can be no assurance this transaction will close or lead to a definitive agreement.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Thomas J. Howells	42	President & Director	September 2010
Kelly Trimble	56	Secretary/Treasurer & Director	September 2010
Travis Jenson	42	Director	September 2010

Background and Business Experience

Thomas J. Howells - Mr. Howells is 42 years of age. He graduated from Westminster College of Salt Lake City, Utah, with a Bachelor’s degree in Business in 1994 and a Master of Business Administration in 2004. Mr. Howells has been an employee and the Secretary/Treasurer of Jenson Services, Inc. for 15 years, a consulting firm focusing primarily on general business consulting. Mr. Howells has served as an Officer and Director of a number of public companies and was the President and CEO of LipidViro Tech, Inc. until it became NAC Global Technologies, Inc. (“NACG”) in June of 2014.  Mr. Howells is a principal in Plattform Building Systems, Inc., a privately held company in the construction business specializing in precast composite structural floor systems.

Kelly Trimble - Mr. Trimble is 56 years old.  Mr. Trimble has been self-employed for the past 26 years during which time has been involved in personal investments in primarily development stage companies.  Mr. Trimble also provides consulting services to companies, and is a principal in Plattform Building Systems, Inc., a privately held company in the construction business specializing in precast composite structural floor systems.

Travis T. Jenson - Mr. Jenson graduated with honors from Westminster College in 1995 with a B.S. degree.  Since January of 1996, Mr. Jenson, was the President and a director of Jenson Services, Inc., a Utah corporation consulting firm focusing primarily on general business consulting until January of 2014.  Additionally, Mr. Jenson has served on the board of a number of public companies.  On June 25, 2013, Mr. Jenson resigned as the Principal Executive Officer and a director of TC X Calibur, Inc. (OTCBBB: TCXB), a Nevada corporation.

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year or Period (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Thomas J. Howells, President & Director	2014 2013 2012	$0 $0 $0	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Kelly Trimble, Secretary, Treasurer & Director	2014 2013 2012	$0 $0 $0	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Travis T. Jenson, Director	2014 2013 2012	$0 $0 $0	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A

Outstanding Equity Awards at Fiscal Year-End

We have no outstanding equity awards or any equity compensation or similar authorized plans.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the fiscal years ended September 30, 2014 or 2013.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of November 7, 2014, the names, addresses and number of shares of common stock beneficially owned by all persons known to the management of City Media to be beneficial owners of more than 5% of the outstanding shares of common stock, and the names and number of shares beneficially owned by all directors of City Media and all executive officers and directors of City Media as a group (except as indicated, each beneficial owner listed exercises sole voting power and sole dispositive power over the shares beneficially owned).

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

The following table sets forth the share holdings of those persons who own more than five percent (5%) of our common stock based upon 8,968,000 shares being outstanding as of November 7, 2014:

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

Security Ownership of Management

The following table sets forth the share holdings of management as of November 7, 2014, based upon 8,968,000 shares being outstanding.

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

Changes in Control

As discussed in Item 7 Management Discussion and Analysis, the Company has entered into a stock purchase agreement for the sale of 3,003,600 shares of common stock.  Additionally, it is anticipated, current management will sell a majority of their shares to the investor.  These sales will result in Weed Growth Fund, Inc. becoming the majority owner of the Company’s issued and outstanding stock.  Additionally, as part of these negotiations, existing management will be replaced by new management nominated by Weed Growth Fund, Inc.  There can be no assurance this transaction will close but if it does, it is likely a new management team will be put in place and Weed Growth Fund, Inc. would be the majority shareholder of the Company.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

The Company has a Service Agreement with Wasatch ATM, a Utah limited liability corporation owned and managed by a Company stockholder.  The agreement provides for Wasatch to provide all maintenance, repair and service work along with provision of vault cash.  Wasatch is compensated at a set rate of $1,400 per month.  The owner of Wasatch ATM, LLC, Calvin K. Jones, is a stockholder of the Company and COO of Charta Systems, our wholly-owned subsidiary. As of September 30, 2014 and 2013, $900 and $1,400, respectively, was due to Wasatch under the contract.

Other Related Party

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

During the years ending September 30, 2014 and 2013, the Company borrowed additional funds of $20,800 and $20,901, respectively, on these notes.  As of September 30, 2014, the principal outstanding on the consolidated convertible promissory notes was $77,701.

Accrued interest on all loans from shareholders at September 30, 2014 was $12,480, with $7,767 of this amount being applied to a reduction of the available principal amount as a result of the aggregation though reflected as accrued related party interest.  Total interest expense from these notes for the years ended September 30, 2014 and 2013 was $6,625 and $4,252, respectively.

We presently utilize the office space of our President, Thomas Howells, and Travis Jenson, a director, at no cost, located at 4685 S. Highland Drive #202, Salt Lake City, Utah 84117.  Pursuant to our agreement with Wasatch ATM, LLC, we utilize, at no costs, space provided by Calvin Jones, a stockholder and an officer of Charta for non-deployed ATMs.

If the Company completes the sale of equity and raises funds, the intent is to pay existing payables and the notes, including all related party notes.

Transactions with Promoters and Control Persons

There have been no transactions, since the beginning of our last fiscal year, nor are there any currently proposed transactions, in which we were or are to be a participant in which the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Parents of the Issuer

None; not applicable.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our former principal accountants during the fiscal years ended September 30, 2014, and 2013:

Fee Category	2014	2013
Audit Fees	$14,195	$13,916
Audit-related Fees	$0	$0
Tax Fees	$1,345	$1,345
All Other Fees	$0	$0
Total Fees	$15,540	$15,261

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See the audited financial statements for the fiscal years ended September 30, 2014, and 2013, in Part II, Item 8 which are set forth following the signature pages and include:

Title of Document

Page

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheet

F-2

Statements of Operations

F-3

Statements of Stockholders’ (Deficit)

F-4

Statements of Cash Flows

F-5

Notes to Financial Statements

F-6-8

Financial Statement Schedules – There are no financial statement schedules are included as part of this report

(a)(3)

Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibit No.	Identification of Exhibit
31	Certification of Thomas J. Howells pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Thomas J. Howells pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
10.1	Stock Purchase Agreement – Weed Growth Fund, Inc. and City Media, Inc.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

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

CITY MEDIA, INC.

Date:	November 17, 2014	By:	/s/ Thomas J. Howells
Thomas J. Howells President and Director Chief Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

CITY MEDIA, INC.

Date:	November 17, 2014	By:	/s/ Thomas J. Howells
Thomas J. Howells President and Director Chief Executive Officer, Principal Financial Officer

Date:	November 17, 2014	By:	/s/ Kelly Trimble
Kelly Trimble Secretary/Treasurer and Director

CityMedia, Inc.

Consolidated Financial Statements

September 30, 2014 and 2013

John Scrudato CPA

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
City Media Inc.

We have audited the accompanying balance sheet of City Media Inc. as of September 30, 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of City Media Inc. at September 30, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that City Media Inc. will continue as a going concern. As more fully described in Note 6, the Company had an accumulated deficit at September 30, 2014, a net loss and net cash used in operating activities for the fiscal year then ended. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey
November 17, 2014

                                                                                        7 Valley View Drive Califon, New Jersey 07830

                                                                                         Registered Public Company Accounting Oversight Board Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

City Media, Inc.

We have audited the accompanying consolidated balance sheet of City Media, Inc. and subsidiary as of September 30, 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City Media, Inc. as of September 30, 2013, and the consolidated results of its operations and cash flows for the year ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

December 16, 2013

City Media, Inc.
Consolidated Balance Sheets
September 30, 2014 and 2013

	9/30/2014	9/30/2013

ASSETS

Current Assets:
Cash	$ 637	$ 579
Accounts Receivable	1,754	1,741
Total Current Assets	2,391	2,320
Property plant & equipment net of accumulated depreciation
of $10,072 and $9,472, respectively	12,082	12,682
Intangible Assets	33,677	33,677

TOTAL ASSETS	$ 48,150	$ 48,679

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Related Party Accounts Payable	$ 900	$ 1,400
Accounts Payable	5,084	-
Current portion of long term debt - Related Party	-	1,842
Total Current Liabilities	5,984	3,242
Long Term Liabilities:
Accrued Interest Related Party	12,480	5,854
Notes Payable to Related Parties	77,701	56,901
Total Long Term Liabilities	90,181	62,755
Total Liabilities	96,165	65,997

Stockholders' Deficit
Preferred Stock 10,000,000 shares authorized having a
par value of $0.001 per share; with no shares issued and
outstanding as of September 30, 2014 and September 30 2013, respectively	-	-
Common Stock 90,000,000 shares authorized having a
par value of $0.001 per share; 8,968,000 shares issued and
outstanding as of September 30, 2014 and September 30, 2013, respectively	8,968	8,968
respectively
Additional Paid-in Capital	83,875	83,875
Accumulated Deficit	(140,858)	(110,161)
Total Stockholders' Equity (Deficit)	(48,015)	(17,318)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 48,150	$ 48,679

The accompanying notes are an integral part of these consolidated financial statements

City Media, Inc.
Consolidated Statements of Operations
For the Years Ended September 30, 2014 and 2013

	For the	For the
	Year	Year
	Ended	Ended
	September 30,	September 30,
	2014	2013
Revenues
Revenues from transaction fees	$ 19,034	$ 21,640
Total Revenues	19,034	21,640

Operating Expenses
General and Administrative	30,151	23,376
Depreciation	600	1,049
Service, related party	12,300	16,800
Total Operating Expense	43,051	41,225
Operating Loss	(24,017)	(19,585)
Interest Expense, finance of ATMs	55
Interest Expense, related party	6,625	4,252
Net Loss	$ (30,697)	$ (23,837)
Loss per Common Share - Basic & Diluted	$ (0.01)	$ (0.01)
Weighted Average Shares Outstanding - Basic & Diluted	8,968,000	8,968,000

The accompanying notes are an integral part of these consolidated financial statements

City Media, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
For the Years Ended September 30, 2014 and 2013

					Additional		Net
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Deficit	Equity

Balance, September 30, 2012	-	$ -	8,968,000	$ 8,968	$ 83,875	$ (86,324)	$ 6,519

Net loss for the year ended September 30, 2013						(23,837)	(23,837)

Balance, September 30, 2013	-	$ -	8,968,000	$ 8,968	$ 83,875	$ (110,161)	$ (17,318)

Net loss for the year ended September 30, 2014					-	(30,697)	(30,697)

Balance, September 30, 2014	-	$ -	8,968,000	$ 8,968	$ 83,875	$ (140,858)	$ (48,015)

The accompanying notes are an integral part of these consolidated financial statements

City Media, Inc.
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2014 and 2013

	For the	For the
	Year	Year
	Ended	Ended
	September 30,	September 30,
	2014	2013

Cash Flows From Operating Activities
Net Loss	$ (30,697)	$ (23,837)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	600	1,049
(Increase)/Decrease in accounts receivable	(13)	287
Increase/(Decrease) in accounts payable	4,582	(963)
Accrued interest on related party loan	6,625	4,252
Net Cash from Operating Activities	(18,903)	(19,212)

Cash Flows from Financing Activities
Principal payments on Notes Payable	(1,839)	(3,419)
Proceeds from notes payable to related parties	20,800	20,901
Net Cash from Investing Activities	18,961	17,482

Net Increase/(Decrease) in Cash	58	(1,730)
Beginning Cash Balance	579	2,309
Ending Cash Balance	$ 637	$ 579

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$ 55	$ 372
Cash paid during the period for taxes	$ 300	$ 200
Assets acquired in exchange for related party debt	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

CITY MEDIA, INC.

Notes to Consolidated Financial Statements

September 30, 2014

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

CITY MEDIA, INC.

Notes to Consolidated Financial Statements

September 30, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d. Equipment

The primary nature of the Company’s equipment is ATMs.  The ATMs are depreciated utilizing a straight line method.  The useful life of each machine is approximately twelve years.  The remaining useful lives on the machines we are currently utilizing ranges from zero to seven years.  The Company has a policy to immediately expense equipment with a cost of less than $400.

	September 30,	September 30,
	2014	2013
ATM Machines	$ 22,154	$ 22,154
Accumulated Depreciation	(10,072)	(9,472)
Property plant & equipment net of accumulated depreciation	$ 12,082	$ 12,682

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

f. Basic and Diluted Income (Loss) Per Common Share

Basic and diluted net loss per common share has been calculated by dividing the net loss for the year by the basic and diluted weighted average number of shares outstanding.  There were 765,010 common stock equivalents as of September 30, 2014 related to the convertible promissory notes. See Note 5. Those potentially dilutive common stock equivalents were excluded from the diluted loss per share calculation as they would be antidilutive due to the net loss.

CITY MEDIA, INC.

Notes to Consolidated Financial Statements

September 30, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g. Impact of New Accounting and Reporting Standards

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

h. Intangibles

The Company’s intangible assets represent the allocated value of the purchase price paid for the ATMs when the ATMs were purchased in operating locations with written or implied contracts to continue to house the ATMs for an indefinite period of time, thus exposing the ATMs to the same customer base that existed prior to the purchase.  We test intangible assets determined to have indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. The Company uses a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flows. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. There were no impairment charges for the years ended September 30, 2014 or 2013.  Impairment charges during the year ended September 30, 2012 totaled $9,808.

CITY MEDIA, INC.

Notes to Consolidated Financial Statements

September 30, 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company classifies tax-related penalties and net interest on income taxes as income tax expense. As of September 30, 2014 and 2013, no income tax expense had been incurred.

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

The provision for income taxes consists of the following:

	2014	2013
Current tax	$—	$—
Deferred tax benefit	(6,139)	(3,576)
Benefits of operating loss carryforwards	6,139	3,576
Provision for Income Tax	$—	$—

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of September 30, 2014.  Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

Description	NOL Balance	Tax	Rate
Net Operating Loss	$121,023	$24,204	20%
Valuation Allowance		(24,204)
Deferred Tax Asset – 9/30/2014		$—

CITY MEDIA, INC.

Notes to Consolidated Financial Statements

September 30, 2014

NOTE 3 – INCOME TAXES (continued)

During the years ended September 30, 2014 and 2013, the valuation allowance increased $6,139 and $3,576, respectively.

The Company has the following operating loss carry forwards available at September 30, 2014:

Operating Losses
Expires	Amount
2030	2,492
2031	30,258
2032	33,739
2033	23,837
2034	30,697
121,023

Reconciliation between income taxes at the statutory tax rate (20%) and the actual income tax provision for continuing operations follows:

	2014	2013
Expected Tax Provision	$(6,139)	$(3,576)
Effect of:
Increase in Valuation Allowance	6,139	3,576
Actual Tax Provision	$—	$—

Uncertain Tax Positions

The Company has evaluated its uncertain tax positions as required by ASC 740 and determined that any required adjustments would not have a material impact on the Company’s balance sheet, statement of operations, or statement of cash flows.

A reconciliation of our unrecognized tax benefits for 2013 is presented in the table below:

Balance as of September 30, 2013	$ -
Additions based on tax positions related to the current year	-
Reductions for tax positions of prior years	-
Reductions due to expiration of statute of limitations	-
Settlements with taxing authorities	-
Balance as of September 30, 2014	$ -

The tax years 2011 through 2014 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

CITY MEDIA, INC.

Notes to Consolidated Financial Statements

September 30, 2014

NOTE 4 – RELATED PARTY TRANSACTIONS / SERVICE AGREEMENT

The Company has a Service Agreement with Wasatch ATM (“Wasatch”), a Utah limited liability corporation owned and managed by a Company stockholder.  The agreement provides for Wasatch to provide all maintenance, repair and service work along with distribution of vault cash.  Wasatch is compensated at a set rate of $900 per month, resulting from a reduction on January 1, 2014 from $1,400.  The term of the agreement will be for a period of two (2) years from the date of the agreement, and will automatically renew for additional one (1) year periods, unless either party gives the other written notice of termination thirty (30) days prior to any renewal term, and provides for an additional one-time $500 payable upon the placement of each additional ATM and an allowance of $500 per quarter for expenses.

As of September 30, 2014 and 2013, $900 and $1,400, respectively, was due to Wasatch, which is included in the “Related Party Accounts Payable” line item.

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

During the years ending September 30, 2014 and 2013, the Company borrowed additional funds of $20,800 and $20,901, respectively, on these notes.  As of September 30, 2014, the principal outstanding on the consolidated convertible promissory notes was $77,701.

Accrued interest on all loans from shareholders at September 30, 2014 was $12,480, with $7,767 of this amount being applied to a reduction of the available principal amount as a result of the aggregation though reflected asaccrued related party interest.  Total interest expense from these notes for the years ended September 30, 2014 and 2013 was $6,625 and $4,252, respectively.

CITY MEDIA, INC.

Notes to Consolidated Financial Statements

September 30, 2014

NOTE 5 - RELATED PARTY TRANSACTIONS / LONG-TERM DEBT (continued)

Current available funds pursuant to outstanding promissory notes as of September 30, 2014 is $10,532.

The Company utilizes office and storage space of its executive officers, for which no incremental costs are incurred. No monetary value has been placed on this, nor have any accruals or payments been made.  Additionally, the Company has no employees who are not executive officers.  There are no amounts due to or from these parties as of the balance sheet date.

NOTE 6 – GOING CONCERN

The Company has minimal working capital, limited sales activity, losses from operations, and negative cash flows from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans include continuing to place, manage and service ATM machines.  In addition, the Company may seek additional debt or equity funding from shareholders.  If additional financing is not provided, the Company may be required to curtail its operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 8 – SUBSEQUENT EVENT

On November 17, 2014, the Company entered into an agreement to sell 3,003,600 shares of its $0.001 par value common stock to Weed Growth Fund, Inc. for total proceeds of approximately $100,000.  The proceeds of this sale will be used to pay off existing obligations, including our notes payable.  The existing obligations will require the entire amount of the proceeds and no additional funds will be available for ongoing operations.  Additionally, as part of the agreement, new management will be appointed, including new officers and directors.