Form 10-Q
period 2014-12-31
City Media, Inc.
filed 2015-02-17
CIK 1508594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54754

CITY MEDIA, INC.
(Exact Name of Small Business Issuer as specified in its charter)

NEVADA
(State or other Jurisdiction of Incorporation or Organization)

5635 N. Scottsdale Road
Scottsdale, Arizona   85250
(Address of principal executive offices)

(877) 407-9797
(Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]     NO [   ] (The Registrant does not have a corporate Web site.)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of February 4, 2015, 11,996,600 shares of the registrant's common stock were outstanding.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

December 31, 2014
C O N T E N T S

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6

CITY MEDIA, INC.
Condensed Consolidated Balance Sheets
December 31, 2014 and September 30, 2014
(Unaudited)

	12/31/2014	9/30/2014

ASSETS

Current Assets:
Cash	$3,168	$637
Accounts Receivable	2,647	1,754
Total Current Assets	5,815	2,392

Property plant & equipment net of accumulated depreciation of $9,623 and $9,472, respectively	12,082	12,082
Intangible Assets	33,677	33,677

TOTAL ASSETS	$51,574	$48,150

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Related Party Accounts Payable	$0	$900
Accounts Payable	12,769	5,084
Current portion of long term debt - Related Party	0	0
Total Current Liabilities	12,769	5,984
Long Term Liabilities:
Accrued Interest Related Party	0	12,480
Notes Payable to Related Parties	5,000	77,701
Total Long Term Liabilities	5,000	90,181
Total Liabilities	17,769	96,165

Stockholders' Deficit
Preferred Stock 10,000,000 shares authorized having a par value of $0.001 per share; with no shares issued and outstanding as of December 31, 2014 and September 30, 2014, respectively	-	-
Common Stock 90,000,000 shares authorized having a par value of $0.001 per share; 11,971,600 issued and outstanding as of December 31, 2013 and 8,968,000 shares issued and outstanding as of September 30, 2013	8,968	8,968
Additional Paid-in Capital	183,875	83,875
Accumulated Deficit	(159,038)	(140,858)
Total Stockholders' Deficit	33,805	(48,015)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$51,574	$48,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Condensed Consolidated Statements of Operations
For the Three Months Ended December 31, 2014 and 2012
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2014	2013
Revenues
Revenues from transaction fees	$4,406	$5,003
Total Revenues	4,406	5,003

Operating Expenses
General and Administrative	10,294	13,417
Depreciation	151	151
Service, related party	2,475	4,200
Total Operating Expense	12,920	17,768
Operating Loss	(8,514)	(12,765)
Interest Expense, finance of ATMs	0	39
Interest Expense, related party	0	1,390
Net Loss	$(8,514)	$(14,194)
Loss per Common Share - Basic & Diluted	$(0.01)	$(0.01)
Weighted Average Shares Outstanding - Basic & Diluted	11,971,600	8,968,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2014 and 2013
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2014	2013

Cash Flows From Operating Activities
Net Loss	$(8,514)	$(14,194)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation	151	151
(Increase)/Decrease in accounts receivable	(893)	165
Increase/(Decrease) in accounts payable	6,786	10,415
Accrued interest on related party loan	(12,480)	1,390
Net Cash from Operating Activities	(14,950)	(2,073)

Cash Flows from Investing Activities
Principal payments on Notes Payable	0	(909)
Proceeds from notes payable to related parties	(72,701)	3,000
Net Cash from Investing Activities	(72,701)	2,091

Cash Flows from Financing Activities
Proceeds from Related Party	90,134	0
Net Cash from Financing Activities	90,134	0

Net Increase/(Decrease) in Cash	2,532	18
Beginning Cash Balance	637	579
Ending Cash Balance	$3,169	$597

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$0	$39
Cash paid during the period for taxes	$0	$200
Assets acquired in exchange for related party debt	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CITY MEDIA, INC.
Notes to Condensed Consolidated Financial Statements
December 31, 2014

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2014.  The results of operations for the three-month period ended December 31, 2014 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – RELATED PARTY TRANSACTIONS / SERVICE AGREEMENT

The Company has a Service Agreement with Wasatch ATM ("Wasatch"), a Utah limited liability corporation owned and managed by a Company stockholder.  The agreement provides for Wasatch to provide all maintenance, repair and service work along with distribution of vault cash.  As of December 2014, Wasatch is compensated at a rate of $1,500 per month.  This rate is $100 more per month than was charged by Wasatch during the Quarter ending December 31, 2013, however, it is a $600 increase over the discounted rate paid by the Company prior to the change of control. The fee paid to Wasatch may be subject to change.

As of December 31, 2014 and September 30, 2014, $1,500 and $900, respectively, was due to Wasatch, which is included in the "Related Party Accounts Payable" line item.

NOTE 4 - RELATED PARTY TRANSACTIONS / LONG-TERM DEBT

For the quarter ending September 30, 2014, the Company owed $77,701 in related party long-term debt and $12,480 in related party accrued interest. During the quarter ending December 31, 2014, these amounts were paid in full by the Company as part of the change of control transaction and a new loan of $5,000 was made by a related party. On December 31, 2014, the Company owed $5,000 in related party long-term debt and no related party accrued interest.

NOTE 5 - SUBSEQUENT EVENTS

On January 5, 2015, the entered into an agreement with Las Vegas Cannabis Info Center ("LVCIC") whereby the Company acquired a 30% interest in LVCIC in exchange for $25,000 and 25,000 shares of the Company's common stock. The $25,000 cash was paid by on of the Company's shareholders as a related party loan. LVCIC is a resource and learning center conducting classes in dispensary management, law, marketing, advertising, marijuana cultivation, and cooking.

On January 5, 2015, we entered into an agreement with David Tobias to acquire certain property owned by Mr. Tobias in consideration of 3,000,000 restricted shares of our common stock.  The assets to be acquired are comprised of the domain name "hempcoin.com"; 2,399,074,298.50 hempcoins (HMP); and, all intellectual property associated with hempcoin.com, hempcoin purse, and hempcoin (HMP) as a crypto currency, including all copyrights, trademarks, and patents whether registered or unregistered, statutory or common law (and any rights to claim or register such intellectual property).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

When used in this Annual Report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect Guide's future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under "Trends and Uncertainties," and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

Our primary focus for during 2014 was the placement and servicing of ATM machines for public use along the Wasatch Front in the State of Utah.  During the quarter ended December 31, 2014, we had a total of nine machines in operation and all nine machines remain in operation as of the quarter ended December 31, 2014.  Management is investigating new opportunities for placement of ATM machines in and around medical and legal marijuana facilities in several western states.  Furthermore, we are researching the feasibility of new means and/or technologies to facilitate the legal sale of hemp, medical marijuana and/or legal recreational marijuana.  In this regard, we are seeking to implement a feasible plan to utilize the hempcoin assets the Company acquired in December 2014.  Additionally, the Company into additional areas they believe would be profitable for the Company and benefit its shareholders.

Presently, the Company does not have sufficient funds, without additional equity or debt financing to support operations for the next fiscal year.  There is presently no commitment to provide any further funding to the Company.  Given our current lack of liquidity and difficulty in obtaining debt from traditional banking sources, we will focus future fund raising on the sale of our equity securities.  There can be no assurance that we will be successful at raising additional capital and without additional capital, we will not be able to expand operations and reach long term profitability.

During the quarter ended December 31, 2014, we sold 3,003,600 shares of our common stock to Weed Growth Fund, Inc. for proceeds of approximately $100,000 to pay off existing obligations, including accounts payable and outstanding notes.  As part of the that equity investment, Weed Growth Fund, Inc. replaced the former management with a new management team that has access to additional capital, potential new locations for our ATMs and potential additional business opportunities which would help provide value to the Company and its shareholders.

Additionally, the former management sold a majority of their shares to the investor.

Results of Operations

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

During the three months ended December 31, 2014, we recognized $4,406 in revenues.  During the three months ended December 31, 2013, we recognized $5,003 in revenues.  The decrease in revenue for the period ended 2014 over the same period in 2013 appears to be attributed to the addition of other merchant service processing options offered in our locations that reduce consumer dependence on cash transactions.

We had a net loss for the three months ended December 31, 2014, of $8,514 and a net loss of $14,194 for the three months ended December 31, 2013.  The loss for the quarter ended December 31, 2014 was less than the loss which occurred during the same quarter in 2013, due to the lower service fees paid to Wasatch ATM during the quarter ended December 31, 2014, and due to certain expenses which were paid for by certain shareholders pursuant to the recent change of control of the Company.

We will need additional capital to expand operations and anticipate seeking both debt and equity capital in 2015. Additionally, as our business operations are only beginning, it is difficult to predict our ability to generate sufficient revenue to generate positive cash flows.  Currently our biggest expenses are related to general and administrative costs consisting mainly of accounting and legal fees, which were $10,294 for the three months ended December 31, 2014 and $13,417 for the three months ended December 31, 2013.  Our service fee to maintain ATM cash levels and operating functionality is $1,500 per month.  We anticipate these fees remaining constant during 2015; however, they may rise in the future if we deploy more machines.

Liquidity and Capital Resources

We had $3,168 cash or cash equivalents on hand as of December 31, 2014.

For the quarter ending September 30, 2014, the Company owed $77,701 in related party long-term debt and $12,480 in related party accrued interest. During the quarter ending December 31, 2014, these amounts were paid in full by the Company as part of the change of control transaction and a new loan of $5,000 was made by a related party. On December 31, 2014, the Company owed $5,000 in related party long-term debt and no related party accrued interest.

The Company has accumulated losses of $159,038.  Currently, management's plans include a review of the ATM business model to and alternative operations in order to improve our cash flows and profitability.  The Company anticipates receiving loan commitments from shareholders to sufficient fund operations for the next 12 months.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the quarter ended December 31, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES.

On November 18, 2014, the Company sold 3,003,600 shares of our common stock to Weed Growth Fund, Inc. for proceeds of $100,000 to pay off existing obligations, including accounts payable and outstanding notes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

The following documents are included herein:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
2.1	Articles of Incorporation, as amended	S-1	12/30/10	2.1

2.2	Bylaws	S-1	12/30/10	2.2

2.3	Agreement and Plan of Merger	S-1	12/30/10	2.3

10.1	Stock Purchase Agreement	10-K	11/18/14	10.1

10.2	Lock Up Agreement	8-K	11/20/14	10.2

10.3	Securities Purchase Agreement with Las Vegas Cannabis Info Center	8-K	01/06/15	10.1

10.4	Asset Purchase Agreement with David Tobias	8-K	01/06/15	10.2

21.1	List of Subsidiaries	S-1	12/30/10	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension – Schema	X

101.CAL	XBRL Taxonomy Extension – Calculations	X

101.DEF	XBRL Taxonomy Extension – Definitions	X

101.LAB	XBRL Taxonomy Extension – Labels	X

101.PRE	XBRL Taxonomy Extension – Presentation	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of February, 2015.

CITY MEDIA, INC.

BY:	ERIC MILLER
Eric Miller
President, Principal Executive Officer and Director

BY:	JON McGEE
Jon McGee
Principal Financial Officer, Principal Accounting Officer, Treasurer and Director

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
2.1	Articles of Incorporation, as amended	S-1	12/30/10	2.1

2.2	Bylaws	S-1	12/30/10	2.2

2.3	Agreement and Plan of Merger	S-1	12/30/10	2.3

10.1	Stock Purchase Agreement	10-K	11/18/14	10.1

10.2	Lock Up Agreement	8-K	11/20/14	10.2

10.3	Securities Purchase Agreement with Las Vegas Cannabis Info Center	8-K	01/06/15	10.1

10.4	Asset Purchase Agreement with David Tobias	8-K	01/06/15	10.2

21.1	List of Subsidiaries	S-1	12/30/10	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X