Form 10-Q
period 2015-03-31
THC Farmaceuticals, Inc.
filed 2015-05-15
CIK 1508594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54754

THC Farmaceuticals, Inc.
(f/k/a City Media, Inc.)
(Exact Name of Small Business Issuer as specified in its charter)

UTAH
(State or other Jurisdiction of Incorporation or Organization)

7170 E. McDonald Dr., Ste 3
Scottsdale, Arizona   85253
(Address of principal executive offices)

(480) 725-9060
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
As of May 8, 2015, 14,996,600 shares of the registrant's common stock were outstanding.

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

March 31, 2015
C O N T E N T S

Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6

THC FARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
March 31, 2015 and September 30, 2014
(Unaudited)

	03/31/2015	9/30/2014

ASSETS

Current Assets:
Cash	$586,025	$637
Accounts Receivable	0	1,754
Total Current Assets	586,025	2,392

Deposits and Prepayments	10,000	0
Property plant & equipment net of accumulated depreciation of $10,072 and $9,472, respectively	12,082	12,082
Intangible Assets	33,677	33,677

TOTAL ASSETS	$641,784	$48,150

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Related Party Accounts Payable	$0	$900
Accounts Payable	9,275	5,084
Current portion of long term debt - Related Party	0	0
Total Current Liabilities	9,275	5,984
Long Term Liabilities:
Accrued Interest Related Party	0	12,480
Notes Payable to Related Parties	616,368	77,701
Total Long Term Liabilities	616,368	90,181
Total Liabilities	625,643	96,165

Stockholders' Equity/Deficit
Preferred Stock 10,000,000 shares authorized having a par value of $0.001 per share; with no shares issued and outstanding as of March 31, 2015 and September 30, 2014, Respectively	-	-
Common Stock 90,000,000 shares authorized having a par value of $0.001 per share; 11,971,600 issued and outstanding as of March 31, 2015 and 8,968,000 shares issued and outstanding as of September 30, 2014	8,968	8,968
Additional Paid-in Capital	183,875	83,875
Accumulated Deficit	(176,703)	(140,858)
Total Stockholders' Equity	16,141	(48,015)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$641,784	$48,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

THC FARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
For the Three Months and Six Months Ended March 31, 2015 and 2014
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
Revenues
Revenues from transaction fees	$5,870	$4,878	$10,277	$9,881
Total Revenues	5,870	4,878	10,277	9,881

Operating Expenses
General and Administrative	10,691	4,036	23,190	17,453
Depreciation	0	148	0	299
Service, related party	4,500	2,700	6,703	6,900
Total Operating Expense	15,191	6,884	29,893	24,652
Operating Loss	(9,321)	(2,006)	(19,616)	(14,771)
Interest Expense, finance of ATMs	0	16	0	55
Interest Expense, related party	0	1,608	0	2,998
Net Loss	$(9,321)	$(3,630)	$(19,616)	$(17,824)
Loss per Common Share - Basic & Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding - Basic & Diluted	14,971,600	8,968,000	8,968,000	8,968,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THC FARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2015 and 2014
(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2015	2014

Cash Flows From Operating Activities
Net Loss	$(17,835)	$(17,824)
Adjustments to reconcile net loss to net cash from operating activities:	(203)
Adjustments to Prepaid Expenses and Other Assets	(10,000)
Depreciation	151	299
(Increase)/Decrease in accounts receivable	(893)	(59)
Increase/(Decrease) in accounts payable	5,286	500
Accrued interest on related party loan	(12,480)	2,999
Net Cash from Operating Activities	(35,974)	(15,085)

Cash Flows from Financing Activities
Principal payments on Notes Payable	0	(1,839)
Proceeds from notes payable to related parties	621,362	17,100
Net Cash from Investing Activities	621,362	15,261

Net Increase/(Decrease) in Cash	585,388	176
Beginning Cash Balance	637	579
Ending Cash Balance	$586,025	$755

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$0	$55
Cash paid during the period for taxes	$0	$100
Assets acquired in exchange for related party debt	$0	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

THC FARMACEUTICALS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2015

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2014.  The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – RELATED PARTY TRANSACTIONS / SERVICE AGREEMENT

The Company has a Service Agreement with Wasatch ATM ("Wasatch"), a Utah limited liability corporation owned and managed by a Company stockholder.  The agreement provides for Wasatch to provide all maintenance, repair and service work along with distribution of vault cash.  Since December 1, 2014, Wasatch has been compensated at a rate of $1,500 per month. The fee paid to Wasatch may be subject to change.

NOTE 4 - RELATED PARTY TRANSACTIONS / LONG-TERM DEBT

For the quarter ending September 30, 2014, the Company owed $77,701 in related party long-term debt and $12,480 in related party accrued interest. During the quarter ending December 31, 2014, these amounts were paid in full by the Company as part of the change of control transaction and a new loan of $5,000 was made by a related party. On March 31, 2015, the Company owed $616,368 in related party long-term debt and no related party accrued interest.

NOTE 5 - SUBSEQUENT EVENTS

On April 3, 2015, Patrick Bilton resigned as a director as discussed in our previously filed 8-K, incorporated as Exhibit 2.4 by reference.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

When used in this Annual Report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect Guide's future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under "Trends and Uncertainties," and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

On February 15, 2015, we filed amended articles of incorporation with the Secretary of State of Utah changing our name from City Media, Inc. to THC Farmaceuticals, Inc.  Our trading symbol is CBDG.

Plan of Operation

Our primary focus for during 2014 was the placement and servicing of ATM machines for public use along the Wasatch Front in the State of Utah.  During the quarter ended March 31, 2015, we had a total of nine machines in operation and all nine machines remain in operation as of the quarter ended March 31, 2015.  Management is researching the feasibility of new means and/or technologies to facilitate the legal sale of industrial hemp, medical marijuana and/or legal recreational marijuana.  In this regard, we are seeking to implement a feasible plan to utilize the hempcoin assets the Company acquired in December 2014.  Additionally, the Company plans to expand into related additional areas they believe would be profitable for the Company and benefit its shareholders.  One such area is the cultivation and sale of industrial hemp.

The Company has also acquired hemp related patents or patent rights and minority ownership of LVCIC, a cannabis information center in Las Vegas, Nevada.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

During the three months ended March 31, 2015, we recognized $5,870 in revenues.  During the three months ended March 31, 2014, we recognized $4,878 in revenues.  The increase in revenue for the period ended 2015 over the same period in 2014 appears to be attributable to an increase in consumer demand for cash transactions created by an improving economy and tourism industry in Utah.

We had a net loss for the three months ended March 31, 2015, of $9,321 and a net loss of $3,630 for the three months ended March 31, 2014.  The loss for the quarter ended March 31, 2015 was more than the loss which occurred during the same quarter in 2014, primarily due to increases in general and administrative expenses during the quarter ended March 31, 2015 from planning and consulting activities.

We will need additional capital to expand operations and anticipate seeking both debt and equity capital in 2015. Additionally, as our business operations are only beginning, it is difficult to predict our ability to generate sufficient revenue to generate positive cash flows.  Currently our biggest expenses are related to general and administrative costs consisting mainly of accounting and legal fees, which were $10,691 for the three months ended March 31, 2015 and $4,036 for the three months ended March 31, 2014.  Our service fee to maintain ATM cash levels and operating functionality is $1,500 per month.  We anticipate these fees remaining constant during 2015; however, they may rise in the future if we deploy more machines.

Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014

During the six months ended March 31, 2015, we recognized $10,277 in revenues.  During the six months ended March 31, 2014, we recognized $9,881 in revenues.  The nominal increase in revenue for the period ended 2015 over the same period in 2014 can be attributed to increased demand for cash transactions in the last fiscal quarter as described above.

We had a net loss for the six months ended March 31, 2015, of $19,626 and a net loss of $17,824 for the six months ended March 31, 2014.  Our net loss for the 2015 period was the result of costs of service for maintaining our ATM machines, as well as general and administrative expenses.

Liquidity and Capital Resources

We had $586,025 cash or cash equivalents on hand as of March 31, 2015.  However, $575,000 of that amount was a short-term intercompany transfer from Weed Growth Fund, Inc., the Company's largest shareholder, and that amount was returned to Weed Growth Fund, Inc. on April 16, 2015 at which point the cash balance was $12,861.

For the quarter ending March 31, 2015, the Company owed $616,368 to its parent company, Weed Growth Fund, Inc. for loans made to the Company.

The Company has accumulated losses of $176,703.  As previously discussed above, management's plans include a review of the ATM business model and the addition of new business units in order to improve our cash flows and profitability.  The Company does anticipate receiving loan commitments from shareholders to sufficient fund operations for the next 12 months.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the quarter ended March 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

None.

ITEM 1A.   RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.        UNREGISTERED SALE OF EQUITY SECURITIES.

We issued 3,000,000 shares its common stock to David Tobias during the quarter ended March 31, 2015, pursuant to our agreement with Mr. Tobias dated January 5, 2015 and filed as Exhibit 10.2 to our Form 8-K filed with the SEC on January 6, 2015.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.        MINE SAFETY DISCLOSURES.

None.

ITEM 5.        OTHER INFORMATION.

None.

ITEM 6.        EXHIBITS.

The following documents are included herein:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
2.1	Articles of Incorporation, as amended	S-1	12/30/10	2.1

2.2	Bylaws	S-1	12/30/10	2.2

2.3	Agreement and Plan of Merger	S-1	12/30/10	2.3

2.4	Articles of Amendment	8-K	03/19/15	2.4

10.1	Stock Purchase Agreement	10-K	11/18/14	10.1

10.2	Lock Up Agreement	8-K	11/20/14	10.2

10.3	Securities Purchase Agreement with Las Vegas Cannabis Info Center	8-K	01/06/15	10.1

10.4	Asset Purchase Agreement with David Tobias	8-K	01/06/15	10.2

21.1	List of Subsidiaries	S-1	12/30/10	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of May, 2015.

THC FARMACEUTICALS, INC.

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