Form 10-Q/A
period 2015-03-31
THC Farmaceuticals, Inc.
filed 2015-08-19
CIK 1508594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54754

THC Farmaceuticals, Inc.

(f/k/a City Media, Inc.)

(Exact Name of Small Business Issuer as specified in its charter)

UTAH

(State or other Jurisdiction of Incorporation or Organization)

7170 E. McDonald Dr., Ste 3

Scottsdale, Arizona   85253

(Address of principal executive offices)

(480) 725-9060

(Issuer’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒     NO ☐ (The Registrant does not have a corporate Web site.)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐      NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 12, 2015, 14,996,600 shares of the registrant’s common stock were outstanding.

Explanatory Note:

THC Farmaceuticals, Inc., together with its consolidated subsidiaries, is filing this amendment (the “Amendment” or Form 10-Q/A” to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 15, 2015 (the “Original Form 10-Q”).

The purpose of this Amendment No. 1 to Form 10-Q/A is to amend and restate audited financial statements and related disclosures in the Original Form 10-Q for the period ended March 31, 2015 to properly account for the acquisition of material assets and to correct certain accounting errors as described in Note 7 to the Financial Statements and elsewhere in this Amendment.

This Form 10-Q/A restates the Original Form 10-Q in its entirety.   It includes both items that have been changed as a result of the amended disclosures and items that are unchanged from the Original Form 10-Q.  Other than the revisions of the disclosures as discussed below and expressly set forth herein, the Form 10-Q/A speaks as of the original filing date of the Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date.

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

ITEM 1.

FINANCIAL STATEMENTS

March 31, 2015

C O N T E N T S

THC FARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

March 31, 2015 and September 30, 2014

(Unaudited)

ASSETS	March 31 2015	September 31 2014
Current Assets
Cash	$586,276	$638
Accounts Receivable	1,603	1,754
Deposits and Prepayments	11,500	0
Total Current Assets	599,379	2,392

Property Plant & Equipment (net of depreciation)	11,780	12,082
Long-Term Investments	50,000	0
Intangible Assets	1,042,209	33,677
TOTAL ASSETS	$1,703,368	$48,151

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Related Party Accounts Payable	$649,820	$77,701
Accounts Payable	3,420	5,983
Current Portion of long term debt - Related Party	0	0
Total Current Liabilities	653,240	83,684
Long Term Liabilities
Accrued Interest Related Party	274	12,480
Notes Payable to Related Parties	0	2
Total Long Term Liabilities	274	12,483
Total Liabilities	653,514	96,166

Stockholder's Deficit:
Preferred Stock 10,000,000 shares authorized having a par value of $0.001 per share with no shares issued and outstanding as of March 31, 2015 and September 30, 2014 respectively.	0	0
Common Stock 90,000,000 shares authorized having a par value of $0.001 per share; 11,971,600 issued and outstanding as of March 31, 2015 and 8,968,000 shares issued and outstanding as of September 30, 2014	14,997	8,968
Additional Paid-In Capital	1,202,847	83,876
Accumulated Deficit	(167,990)	(140,859)
Total Stockholder's Equity	1,049,854	(48,015)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,703,368	$48,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

THC FARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

For the Three Months and Six Months Ended March 31, 2015 and 2014

(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Revenue	$4,826	$4,878	$9,232	$9,881
Total Revenue	4,826	4,878	9,232	9,881

Operating Expenses
General and Administrative	19,551	4,036	29,846	17,453
Depreciation	302	148	302	299
Service, related party	4,500	2,700	6,975	6,900
Total Operating Expense	24,354	6,884	37,123	24,652
Operating Loss	(19,527)	(2,006)	(27,891)	(14,771)
Interest Expense, finance of ATMs	-	16	-	55
Interest Expense, related party	274	1,608	271	2,998
Net Loss	$(19,801)	$(3,630)	$(28,162)	$(17,824)
Loss per Common Share - Basic & Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding - Basic and Diluted	14,971,600	14,971,600	14,971,600	14,971,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

THC FARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended March, 2015 and 2014

(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	March 31, 2015	March 31, 2014

Cash Flows From Operating Activities
Net Loss	$(28,162)	$(17,824)
Adjustments to reconcile net loss to net cash from operating activities:
Adjustments to Prepaid Expenses and Other Assets	(11,500)	0
Depreciation	302	299
(Increase)/Decrease in accounts receivable	151	(59)
Increase/(Decrease) in accounts payable	(2,563)	(500)
Business Holding	(50,000)	0
Accrued interest on related party loan	(12,209)	2,999
Net Cash from Operating Activities	$(103,980)	$(15,085)

Cash Flows from Investing Activities
Investment in Intellectual Property	(8,532)	0
Cash Flows from Investing Activities	$(8,532)	$0

Cash Flows from Financing Activities
(Increase)/Decrease in intangible assets	(1,000,000)	0
Principal payments on Notes Payable	(77,701)	(1,839)
Proceeds from notes payable to related parties	649,820	17,100
Capital Stock	6,029	0
Paid in Capital	1,118,971	0
Retained Earnings	1,031	0
Net Cash from Financing Activities	$698,150	$15,261

Net Increase/(Decrease) in Cash	$585,638	$176
Beginning Cash Balance	$638	$579
Ending Cash Balance	$586,276	$755

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	0	55
Cash paid during the period for taxes	0	100
Assets acquired in exchange for related party debt	0	0

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.  The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – INTANGIBLE ASSETS

On January 5, 2015, the Company acquired the domain name hempcoin.com, 2,399,074,298.50 units of the cryptocurrency Hempcoin (HMP) and all intellectual property associated with hempcoin.com, hempcoin purse and hempcoin as a cryptocurrency (collectively the “Hempcoin Assets”) in exchange for 3,000,000 shares of the Company’s common stock.  The Company booked the transaction at a value of $1,000,000, which is the Company’s reasonable estimation of the fair market value of the assets received.

On March 12, 2015, the Company received assignment of an 80% interest in U.S. patent applications 14/564,672 and PCT/US15/18820 relating to methods of producing antibody-rich cannabis and honeysuckle plants in exchange for the Company’s payment of the associated patent legal fees in the amount of $8,532.  The Company booked this asset at cost, the legal fees of $8,532.

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

NOTE 5 - RELATED PARTY TRANSACTIONS / LONG-TERM DEBT

For the quarter ending September 30, 2014, the Company owed $77,701 in related party long-term debt and $12,480 in related party accrued interest. During the quarter ending December 31, 2014, these amounts were paid in full by the Company as part of the change of control transaction and a new loan of $5,000 was made by a related party. During the quarter ended March 31, 2015, additional loans were made in the form of various Company expenses paid for by a shareholder.  Additionally, on or about March 31, 2015, an additional loan of $575,000 was made to the Company from a related party. On March 31, 2015, the Company owed $616,368 in related party long-term debt and no related party accrued interest.

NOTE 6 - SUBSEQUENT EVENTS

On April 3, 2015, Patrick Bilton resigned as a director as discussed in our previously filed 8-K, incorporated as Exhibit 2.4 by reference.

NOTE 7 – RESTATEMENT

The Company’s consolidated financial statements have been restated as of March 31, 2015 and for the three and six months ended March 31, 2015. In preparing the Company’s Form 10-Q for the period ended June 30, 2015, it was determined that the information contained in the Company’s previously filed 10-Q for the period ended March 31, 2015 resulted in a material misstatement of financial results due to accounting error. Accordingly, the Company’s consolidated balance sheet as of March 31, 2014 and the Company’s consolidated statement of operation and comprehensive income (loss) for the three and six months ended March 31, 2014, have been restated herein.

The effect of correcting this error in the Company’s consolidated balance sheet and statement of operations as of March 31, 2015 and for the three and six months ended March 31, 2015 are shown in the following tables:

Consolidated Balance Sheet as of March 31, 2015

(Unaudited)

	As previously reported	Adjustments		Restated
ASSETS
Current Assets
Cash	$586,025	$251	(1)	$586,276
Accounts Receivable	0	1,603	(2)	1,603
Deposits and Prepayments	10,000	1,500	(3)	11,500
Total Current Assets	596,025	3,354		599,379

Property Plant & Equipment (net of depreciation)	12,082	(302)	(4)	11,780
Long-Term Investments (Subsidiaries)	0	50,000	(5)	50,000
Intangible Assets	33,677	1,008,532	(6)	1,042,209
TOTAL ASSETS	$641,784	$1,061,584		$1,703,368

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Related Party Accounts Payable	$0	$0		$0
Accounts Payable	9,275	(5,855)	(7)	3,420
Current Portion of long term debt - Related Party	0	0		0
Total Current Liabilities	9,275	643,965		653,240
Long Term Liabilities		0
Accrued Interest Related Party	0	274	(8)	274
Notes Payable to Related Parties	616,368	33,452	(9)	649,820
Total Long Term Liabilities	616,368	(616,094)		274
Total Liabilities	625,643	27,871		653,514

Stockholder's Equity (Deficit)
Preferred Stock 10,000,000 shares authorized having a par value of $0.001 per share with no shares issued and outstanding as of March 31, 2015 and September 30, 2014 respectively.	0	0		0
Common Stock 90,000,000 shares authorized having a par value of $0.001 per share; 11,971,600 issued and outstanding as of March 31, 2015 and 8,968,000 shares issued and outstanding as of September 30, 2014	8,968	6,029	(10)	14,997
Additional Paid-In Capital	183,875	1,018,972	(11)	1,202,847
Accumulated Deficit	$(176,703)	$8,713		$(167,990)
Total Stockholder's Equity	$16,140	$1,033,714		$1,049,854
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$641,784	$1,061,584		$1,703,368

Footnotes to Consolidated and Adjusted Balance Sheet as of March 31, 2015:

(1)

The cash balance was misstated by $251 due to an accounting error.

(2)

Accounts receivable was misstated by $1,603 due to the receivable from our ATM service was booked in April when the statement was received rather than in March when the income was earned.

(3)

We prepaid our ATM service provider $1,500 for the month of April and booked that as an expense when the expense should have been booked in April.

(4)

We booked depreciation expense of $302 which was not reflected in our prior report.

(5)

On January 5, 2015, we acquired a 30% interest in Las Vegas Cannabis Info Center as disclosed on our Form 8-K dated January 6, 2015.  The journal entry for that acquisition omitted from accounting system for the Company which affected items on both the income statement and balance sheet, including the omission of a $50,000 entry to long-term investments (subsidiaries).  The journal entry  for the transaction is as follows:

	Debit	Credit
Long-Term Investment – Ownership Interest LVCIC	50,000
Capital Stock		25
Paid In Capital		24,975
Note, related party		25,000

(6)

On January 5, 2015, we acquired hempcoin assets and intellectual property, including 2,300,000,000 units of the crypto currency hempcoin (HMP) as disclosed on our Form 8-K dated January 6, 2015.  The journal entry for that acquisition omitted from accounting system for the Company which affected items on both the income statement and balance sheet, including the omission of a $50,000 entry to long-term investments (subsidiaries).  The journal entry  for the transaction is as follows:

	Debit	Credit
Hemp Coin Assets	1,000,000
Capital Stock		3,000
Paid In Capital		997,000

(7)

Accounts payable was misstated by $5,855, primarily as a result of intercompany accounting coordination with its parent company, Weed Growth Fund, Inc.

(8)

Accrued interest related party was misstated by $274 due to an accounting error.

(9)

Note payable to related party was misstated by $33,452 as a result of payments made on behalf of the Company by its parent company.  Moreover, the Original Form 10-Q indicated that the Company received a Loan from its parent in the amount of $575,000, when in fact, that money was a loan to the Company resulting in a change to the sub-account classification, but still appearing in Notes Payable to Related Parties.

(10)

Capital Stock was adjusted by 6,029 to reflect the actual amount of outstanding shares of common stock.

(11)

Additional Paid-in Capital was adjusted by 1,018,972 as a result of the foregoing adjustments.

Consolidated Statement of Operations:

	For the Three Months Ended March 31, 2015 (Unaudited)					For the Six Months Ended March 31, 2015 (Unaudited)
	As Previously					As Previously
	Reported	Adjustments			Restated	Reported	Adjustment		Restated

Revenue	$5,870		$(1,044)	(a)	$4,826	$10,277		$(1,045)	$9,232
Total Revenue	5,870		(1,044)		4,826	10,277		(1,045)	9,232

Operating Expenses
General and Administrative	10,691		8,860	(b)	19,551	23,190		6,656	29,846
Depreciation	0		302	(c)	302	0		302	302
Service, related party	4,500				4,500	6,703		272	6,975
Total Operating Expense	15,191		9,163		24,354	29,893		7,230	37,123
Operating Loss	(9,321)		(10,206)		(19,527)	(19,616)		(8,275)	(27,891)
Interest Expense, finance of ATMs	0				0	0			0
Interest Expense, related party	0		274	(d)	274	0		271	271
Net Loss	$(9,321)		$(10,480)		$(19,801)	$(19,616)		$(8,546)	$(28,162)
Loss per Common Share - Basic & Diluted	$(0.01)	$			$(0.01)	$(0.01)	$		$(0.01)
Weighted Average Shares Outstanding - Basic and Diluted	14,971,600				14,971,600	14,971,600			14,971,600

Footnotes to Consolidated and Adjusted Statement of Operations:

(a) Adjustment to properly match income with the period it was earned.

(b) Adjustment resulting from expenses paid for by the Company’s parent, Weed Growth Fund, Inc. which were properly allocable to the Company.

(c) Adjustment to book depreciation expense.

(d) Adjustment to book interest expense associated with related party loans.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect Guide’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

On February 15, 2015, we filed amended articles of incorporation with the Secretary of State of Utah changing our name from City Media, Inc. to THC Farmaceuticals, Inc.  Our trading symbol is CBDG.

Plan of Operation

Our primary focus for during 2014 was the placement and servicing of ATM machines for public use along the Wasatch Front in the State of Utah.  During the quarter ended March 31, 2015, we had a total of eight machines in operation and all eight machines remain in operation as of the quarter ended March 31, 2015.  Management is researching the feasibility of new means and/or technologies to facilitate the legal sale of industrial hemp, medical marijuana and/or legal recreational marijuana.  In this regard, we are seeking to implement a feasible plan to utilize the hempcoin assets the Company acquired in January 2015.  Additionally, the Company plans to expand into related additional areas they believe would be profitable for the Company and benefit its shareholders.  One such area is the cultivation and sale of industrial hemp.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

During the three months ended March 31, 2015, we recognized $4,826 in revenues.  During the three months ended March 31, 2014, we recognized $4,878 in revenues.  The nominal decrease in revenue for the period ended 2015 over the same period in 2014 appears to be attributable to market variability, but could be a sign of softening of consumer demand for cash transactions in Utah.

We had a net loss for the three months ended March 31, 2015, of $19,801 and a net loss of $3,630 for the three months ended March 31, 2014.  The loss for the quarter ended March 31, 2015 was significantly more than the loss which occurred during the same quarter in 2014, primarily due to increases in general and administrative expenses during the quarter ended March 31, 2015 from planning and consulting activities.

We will need additional capital to expand operations and anticipate seeking both debt and equity capital in 2015. Additionally, as our business operations are only beginning, it is difficult to predict our ability to generate sufficient revenue to generate positive cash flows.  Currently our biggest expenses are related to general and administrative expense and consisting primarily of accounting and legal fees.  For the three months ended March 31, 2015 our general and administrative expense was $19,551 (including a $7,500 registration fee to OTCmarkets.com), up from $4,036 for the three months ended March 31, 2014.  Our service fee to maintain ATM cash levels and operating functionality is $1,500 per month.  We anticipate these fees remaining constant during 2015; however, they may rise in the future if we deploy more machines.

Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014

During the six months ended March 31, 2015, we recognized $9,232 in revenues.  During the six months ended March 31, 2014, we recognized $9,881 in revenues.  The nominal decrease in revenue for the period ended 2015 over the same period in 2014 appears to be attributed to market variability, but could be a sign of softening of consumer demand for cash transactions in Utah.

We had a net loss for the six months ended March 31, 2015, of $28,162 and a net loss of $17,824 for the six months ended March 31, 2014.  Our net loss for the 2015 period was the result of costs of service for maintaining our ATM machines, as well as increased general and administrative expenses.

Liquidity and Capital Resources

We had $586,025 cash or cash equivalents on hand as of March 31, 2015.  The Company received a loan from a related party in the amount of $575,000.  On March 31, 2015, the Company had a balance of $649,820 in Notes Payable to related parties.

The Company has accumulated losses of $167,990.  As previously discussed above, management’s plans include a review of the ATM business model and the addition of new business units in order to improve our cash flows and profitability.  The Company does anticipate receiving loan commitments from shareholders to sufficient fund operations for the next 12 months.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have re-evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of March 31, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management believes that, as of March 31, 2015, the Company’s internal control over financial reporting was ineffective, due to the following material weaknesses listed below.

Limited personnel; Reliance on third party.  During the fiscal quarter, our only personnel resources were the Company’s former president, our treasurer and a third party accounting vendor.  Due to our limited staffing, significant reliance was placed upon the third party accounting vendor.  As a result, the omissions and errors were not detected in a timely manner.   Since the quarter ended March 31, 2015, the Company has added two employees, brought the accounting function directly under the CFO and hired an outside accounting advisor.  However, even with these additions, the company remains minimally staffed and has limited funds for staffing.  This could result in future errors or material misstatements.

Lack of Adequate Controls and Procedures.  The Company lacks adequate controls and procedures.  Additionally, management has not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.

These control deficiencies could result in a material misstatement to our interim or annual financial statements that possibly would not be prevented or detected.

When we are financially able, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our next assessment of the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 30, 2015 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, except for the on-going efforts to address the significant deficiencies identified above.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES.

The Company issued 3,000,000 shares of our common stock to David Tobias during the quarter ended March 31, 2015 in exchange for hempcoin asset pursuant to our agreement with Mr. Tobias dated January 5, 2015 and filed as Exhibit 10.2 to our Form 8-K filed with the SEC on January 6, 2015.

The Company issued 25,000 shares of our common stock to Las Vegas Cannabis Info Center in exchange for a 30% interest in that entity as described in our Form 8-K filed with the SEC on January 6, 2015.

The above issuances were private sales, exempt under Section 4(a)(1) of the Securities Act.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 18th day of August, 2015.

THC FARMACEUTICALS, INC.

BY:	MIKE GRAVEL
Mike Gravel
Cheif Executive Officer and Director

BY:	JON McGEE
Jon McGee
Principal Financial Officer, Principal Accounting Officer, Treasurer and Director

EXHIBIT INDEX

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
2.1	Articles of Incorporation, as amended	S-1	12/30/10	2.1

2.2	Bylaws	S-1	12/30/10	2.2

2.3	Agreement and Plan of Merger	S-1	12/30/10	2.3

2.4	Articles of Amendment	8-K	03/19/15	2.4

10.1	Stock Purchase Agreement	10-K	11/18/14	10.1

10.2	Lock Up Agreement	8-K	11/20/14	10.2

10.3	Securities Purchase Agreement with Las Vegas Cannabis Info Center	8-K	01/06/15	10.1

10.4	Asset Purchase Agreement with David Tobias	8-K	01/06/15	10.2

21.1	List of Subsidiaries	S-1	12/30/10	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X