Form 10-Q
period 2015-06-30
THC Farmaceuticals, Inc.
filed 2015-08-19
CIK 1508594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

ITEM 1.

FINANCIAL STATEMENTS

June 30, 2015

C O N T E N T S

THC FARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

June 30, 2015 and September 30, 2014

(Unaudited)

	06/30/2015	9/30/2014
ASSETS

Current Assets:
Cash	$5,551	$637
Accounts Receivable	1,442	1,754
Deposits and Prepayments	25,000	0
Total Current Assets	31,992	2,391
Property plant & equipment net of accumulated depreciation of $10,525 and $9,472, respectively	11,628	12,082
Intangible Assets	255,159	33,677
Long Term Investments	837,050	0
Loans Recievable, related party	579,315	0
TOTAL ASSETS	$1,715,144	$48,150

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Related Party Accounts Payable	$0	$900
Accounts Payable	16,180	5,084
Current portion of long term debt - Related Party	0	0
Total Current Liabilities	16,180	5,984
Long Term Liabilities:
Accrued Interest Related Party	577	12,480
Notes Payable to Related Parties	684,223	77,701
Total Long Term Liabilities	684,800	90,181
Total Liabilities	700,980	96,165

Stockholders' Equity/Deficit:
Preferred Stock 10,000,000 shares authorized, par value $0.001 per share; with no shares issued and outstanding as of June 30, 2015 and September 30, 2014
Common Stock 90,000,000 shares authorized having a par value of $0.001 per share; 11,971,600 issued and outstanding as of June 30, 2015 and 8,968,000 shares issued and outstanding as of September 30, 2014	14,997	8,968
Additional Paid-in Capital	1,202,847	83,875
Accumulated Deficit	(203,680)	(140,858)
Total Stockholders' Equity	1,014,164	(48,015)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,715,144	$48,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

THC FARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

For the Three Months and Nine Months Ended June 30, 2015 and 2014

(Unaudited)

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Nine Months Ended June 30, 2015	For the Nine Months Ended June 30, 2014
Revenues
Revenues from transaction fees	$4,501	$4,368	$13,733	$14,248
Total Revenues	4,501	4,368	13,733	14,248

Operating Expenses
General and Administrative	35,236	4,005	65,151	21,458
Depreciation	151	150	454	449
Service, related party	4,500	2,700	11,400	9,600
Total Operating Expense	39,887	6,855	77,010	31,507
Operating Loss	(35,387)	(2,487)	(63,277)	(17,258)
Interest Expense, finance of ATMs	0	0	0	55
Interest Expense, related party	304	1,765	575	4,763
Net Loss	$(35,690)	$(4,252)	$(63,852)	$(22,076)
Loss per Common Share - Basic & Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding - Basic & Diluted	14,996,600	8,968,000	14,996,600	8,968,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

THC FARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended June 30, 2015 and 2014

(Unaudited)

	For the Nine Months Ended June 30, 2015	For the Nine Months Ended June 30, 2014
Cash Flows From Operating Activities
Net Loss	$(63,852)	$(22,076)
Adjustments to reconcile net loss to net cash from operating activities:
Adjustments to Prepaid Expenses and Other Assets	(25,000)
Depreciation	454	449
(Increase)/Decrease in accounts receivable	312	355
Increase/(Decrease) in accounts payable	10,198	100
Loans Recievable, related party	(579,315)	0
Business Holding	(837,050)
Accrued interest on related party loan	(11,903)	4,764
Net Cash from Operating Activities	(1,506,156)	(16,408)

Cash Flows from Investing Activities
Investement in Intellectual Property	(8,532)	0
Net Cash Flows from Investing Activities	(8,532)	0

Cash Flows from Financing Activities
(Increase)/Decrease in intangible assets	(212,950)	0
Principal payments on Notes Payable	(77,701)	(1,839)
Proceeds from notes payable to related parties	684,223	19,600
Financed ATMs	(2)
Capital Stock	6,029	0
Paid in Capital	1,118,971	0
Retained Earnings	1,031	19,600
Net Cash from Financing Activities	1,519,601	17,761

Net Increase/(Decrease) in Cash	4,913	1,353
Beginning Cash Balance	638	579
Ending Cash Balance	$5,550.30	$1,932

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$0	$55
Cash paid during the period for taxes	$0	$100
Assets acquired in exchange for related party debt	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THC FARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.  The results of operations for the three-month period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 - RELATED PARTY TRANSACTIONS / LONG-TERM DEBT

On June 30, 2015, the Company owed $104,908 in related party long-term debt and $924 related party accrued interest.

NOTE 5 - SUBSEQUENT EVENTS

None.

NOTE 6 – COST OF INVESTMENTS

During the quarter ended June 30, 2015, the Company acquired 8,745,000 shares of Rocky Mountain Ayre, Inc. (RMTN) in exchange for the majority of the Company’s hempcoin assets.  This transaction was recorded at fair market value based upon the market value of the RMTN shares. This was not a related party transaction.

During the quarter ended March 31, 2015, the Company acquired a 30% interest in Las Vegas Cannabis Info Center, Inc. in exchange for $25,000 cash and 25,000 shares of the Company’s common stock valued at $1 per share.   This transaction was booked at Fair Market Value based upon the market price of the Company’s common stock and value of the consideration paid.

Since these investments exceed 20% and/or allow us to exercise significant influence over management, the Company is following the guidance of ASC 323 for the equity method of recording investments.

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

Plan of Operation

Our primary focus during 2014 was the placement and servicing of ATM machines for public use along the Wasatch Front in the State of Utah.  During the quarter ended June 30, 2015, we had a total of eight machines in operation and all eight machines remain in operation as of the quarter ended June 30, 2015.  The Company’s primary focus now, however, is on hemp and natural products, plus where feasible technology and ancillary products and services for the medical marijuana and legal recreational marijuana industry.

With the recent addition of Ed Rosenthal as the Company’s president, the Company has begun research on plant terpenes and is investigating the feasibility and marketability of terpene based natural products.  The Company intends to acquire and/or develop hemp based products in 2015.

During the quarter ended June 30, 2015, the Company sold the majority of its hempcoin assets Rocky Mountain Ayre, Inc. (RMTN) in exchange for an approximate 8,745,000 shares of RMTN.  We believe the transaction brings value to the Company through ownership of RMTN and the Company’s continued ownership approximately 899,074,298 Hempcoins (HMP).  Additionally, the Company plans to expand into related additional areas they believe would be profitable for the Company and benefit its shareholders.  One such area is the cultivation and sale of industrial hemp.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

During the three months ended June 30, 2015, we recognized $4,501 in revenues.  During the three months ended June 30, 2014, we recognized $4,368 in revenues.  The increase in revenue for the period ended 2015 over the same period in 2014, appears to be attributable to a slight increase in consumer demand for cash transactions, possibly created by an improving economy and tourism industry in Utah.

We had a net loss for the three months ended June 30, 2015, of $35,387 and a net loss of $4,252 for the three months ended June 30, 2014.  The loss for the quarter ended June 30, 2015 was more than the loss which occurred during the same quarter in 2014, primarily due to increases in general and administrative expenses during the quarter ended June 30, 2015 from increased staffing, planning and consulting activities and commencement of our terpene research.

We will need additional capital to expand operations and anticipate seeking both debt and equity capital in 2015. Additionally, as our business operations are only beginning, it is difficult to predict our ability to generate sufficient revenue to generate positive cash flows.  Currently our biggest expenses are related to general and administrative costs consisting mainly of employee compensation which was $17,000 for the three months ended June 30, 2015 and $0 for the three months ended June 30, 2014.  Our service fee to maintain ATM cash levels and operating functionality is $1,500 per month.  We anticipate these fees remaining constant during 2015; however, that could change based upon market conditions.

Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014

During the nine months ended June 30, 2015, we recognized $13,733 in revenues.  During the nine months ended June 30, 2014, we recognized $14,249 in revenues.  The nominal decrease in revenue for the period ended 2015 over the same period in 2014 may be attributed to a decrease in consumer demand for cash transactions during the this first few months of this year.

We had a net loss for the nine months ended June 30, 2015, of $63,852 and a net loss of $22,076 for the nine months ended June 30, 2014.  Our net loss for the 2015 period was the result of increased employee expense and the commencement of research activities in the areas of hemp and natural products.

Liquidity and Capital Resources

We had $5,551 cash or cash equivalents on hand as of June 30, 2015.

For the quarter ending June 30, 2015, the Company owed $684,223 to related parties for loans made to the Company.

The Company has accumulated losses of 203,680. As previously discussed above, management’s plans include a review of the ATM business model and the addition of new business units in order to improve our cash flows and profitability. Without further related party funding or outside investment, the Company will not have sufficient capital to fund operations for the next 12 months.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the quarter ended June 30, 2015.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of June 30, 2015, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management believes that, as of June 30, 2015, the Company’s internal control over financial reporting was ineffective, due to the following material weaknesses listed below:

Limited personnel; Reliance on third party.  During the fiscal quarter, our only personnel resources were the Company’s former president, chief executive officer, our treasurer and a third party accounting vendor.  We have terminated the accounting vendor during the fiscal quarter. The Company has now brought the accounting function directly under the CFO and hired an outside accounting advisor.  However, even with these additions, the company remains minimally staffed and has limited funds for staffing.  This could result in future errors or material misstatements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, except for the on-going efforts to address the significant deficiencies identified above.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALE OF EQUITY SECURITIES.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

The following documents are included herein:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
2.1	Articles of Incorporation, as amended	S-1	12/30/10	2.1

2.2	Bylaws	S-1	12/30/10	2.2

2.3	Agreement and Plan of Merger	S-1	12/30/10	2.3

2.4	Articles of Amendment	8-K	03/19/15	2.4

10.1	RMTN Agreement	8-K	06/01/15	10.1

21.1	List of Subsidiaries	S-1	12/30/10	21.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X

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